Form 10-K
period 1993-12-31
OSULLIVAN CORP
filed 1994-03-29
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
                                 ANNUAL REPORT

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                       Commission file number 1-4438

                           O'SULLIVAN CORPORATION
           (Exact name of registrant as specified in its charter)

                  Virginia                        54-0463029
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)        Identification No.)

                 1944 Valley Avenue
                 P. O. Box 3510
                 Winchester, Virginia                    22604
       (Address of Principal Executive Offices)        (Zip Code)

                               (703) 667-6666
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
              Title of each class                  on which registered
       Common Stock-Par Value $1 Per Share       American Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

                      Yes  /X/                No  / /

    The aggregate market value of Common Stock, Par Value $1 Per Share held by non-affiliates (based upon the closing sale price on the American Stock Exchange) on March 18, 1994 was approximately $160,727,687.

    As of March 18, 1994 there were 16,484,891 shares of Common Stock, Par value $1 Per Share, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on April 26, 1994 are incorporated by reference into Part III.



                                       - 1 -
                                      PART I.
                                      -------

    Item 1.  Business
             ---------

      (a) O'Sullivan Corporation was established in 1896 as O'Sullivan Rubber Company in Lowell, Massachusetts as a manufacturer of rubber heels for the shoe industry. In 1932, O'Sullivan Rubber Company was moved to Winchester, Virginia. In September 1945, O'Sullivan Rubber Company was incorporated as O'Sullivan Rubber Corporation to acquire O'Sullivan Rubber Company, Inc., a Delaware Company incorporated in 1932. In 1970, the Company changed its name to O'Sullivan Corporation to reflect the increasing importance of plastics in the business mix, and in 1986, yielding to foreign competitive pressure, the Company sold its rubber manufacturing operations to Vulcan Corporation, located in Cincinnati, Ohio.

             During 1988 the Company began construction of a new plastic calendering facility, located in Winchester, Virginia. Originally this facility was scheduled for completion and start-up activity during the last quarter of 1989. At the end of 1989, this facility was not yet completed and start-up was delayed until the second half of 1990. The facility was completed during 1990 and was in operation during 1991. By the end of 1991 the facility had reached break even status but was still below projected capacity levels. During 1992, the new plastic calendering facility was in operation for the entire year. However, due to the recessionary economy, this facility was operated at production levels significantly below its ultimate capacity. During 1993, this facility contributed positively to Corporate earnings. Significant improvements were made to capacity utilization due to product mix changes and the improvement in the general economy. With the design capabilities of this facility continued improvement in capacity utilization and profit contribution is expected during 1994.

             In February, 1989, the Company announced that it had executed a purchase contract to buy (70) acres of land in Huron, Ohio. The proposed purchase of this land was to construct a 175,000 square foot facility to house an injection molding operation. This facility was originally scheduled to begin start-up activities during the second half of 1990. The facility began operations during the third quarter of 1990, according to plan. However, due to customer driven program delays, this facility operated well below optimum capacity levels during 1991. During 1992, this facility continued to operate at sales and production levels below original customer driven capacity estimates. In 1993, the Huron facility performed far below management expectations and predetermined production standards. The new plant is the most complex of all O'Sullivan Corporation injection molding plants because of " In Line Vehicle Sequencing" which is a highly advanced stage of the " Just-In-Time " concept of delivering parts to the customer. The impact of this system created unexpected




                                       - 2 -
    Item 1.  Business
             --------
             (Continued)

             inefficiencies due to the volatile swings in scheduling driven by significant changes in customer demand. This, coupled with significantly lower than planned sales volumes, resulted in higher costs associated with current sales volume. To correct these problems, the Company has added additional machinery and warehouse space in order to more efficiently operate equipment for longer runs and more efficient rates and has agressively pursued incremental new business for the Huron operations. During the first half of 1994 the Company does not expect any significant improvement in operations for the Huron facility. Although sales volumes will improve compared to 1993, costs of sales will continue to be greater than original expectations.

             During 1992 the Company made a significant departure from its general line of business activity through an entry into a consumer products oriented business. On November 24, 1992, O'Sullivan Corporation acquired substantially all the assets of Melnor Industries, Inc. and its wholly-owned Canadian subsidiary, Melnor Manufacturing, Ltd. With this acquisition O'Sullivan Corporation entered the consumer products manufacturing, marketing and distribution business. The new Company, which is a wholly-owned subsidiary of O'Sullivan Corporation, is now called Melnor Inc. and has as its wholly-owned subsidiary Melnor Canada Ltd. With the acquisition of Melnor, the Company acquired a well known brand name in water sprinkler systems and other products. The new business not only allows for diversification of the Company's products but allows for the opportunity to develop, manufacture and sell non-automotive related products through an established distribution system. During 1992, Melnor was insignificant to total operations as it was acquired in November of 1992. During 1993, although significant improvements were accomplished, profit objectives were not achieved. Sales were negatively affected by extremely unfavorable weather conditions in the Mid-West and Eastern United States. Currently, the economic outlook for Melnor is promising for 1994 and management expects positive contributions to consolidated earnings during 1994.

             On April 1, 1993, the Company acquired Capitol Plastics of Ohio, Inc. Capitol Plastics is a custom injection molding manufacturing operation with one plant located in Bowling Green, Ohio. Capitol Plastics of Ohio, Inc. is a wholly-owned subsidiary of O'Sullivan Corporation and is part of the Plastics Products business segment. Capitol's largest customer is Honda of North America. During the Fall of 1993, Capitol Plastics experienced difficulties with the launch of the 1994 Honda Accord. At the same time the 1993 model sales were depressed due to anticipation of the new 1994 model. During 1994, the Company expects Capitol to contribute positively to Corporate earnings as the economy improves and as no new program launches are anticipated for this facility.






                                       - 3 -
    Item 1.  Business
             --------
             (Continued)

      (b) The Corporation's operations are classified principally into two business segments; Calendered and Molded Plastics Products ("Plastics Products") and Lawn and Garden Consumer Products ("Consumer Products"). The Plastics Products segment primarily involves the manufacture of calendered and injection-molded plastics products for the automotive and specialty plastics manufacturing industries. The Consumer Products segment primarily involves the manufacture and distribution of a wide range of lawn and garden products. Operating profit represents net sales less operating expenses for each segment and excludes general corporate expenses and non-operating revenues and expenses. Identifiable assets for each segment represent those assets used in the Corporation's operations and exclude general corporate assets. General corporate assets include cash, investments and other non-operating assets.

             Net Sales for the Plastics Products segment to the divisions and subsidiaries of one customer amounted to $86,589,527 (29.6% of net sales) in 1993, $84,100,032 (38.5% of net sales) in 1992 and
             $76,782,607 (39.1% of net sales) in 1991.

             Business Segment Information

                                      1993            1992            1991
                                  ------------    ------------    ------------
         Net Sales By Classes of
           Similar Products
           Plastics Products     $251,742,441    $216,055,429    $196,374,954
           Consumer Products       40,513,273       2,402,836(a)          - -
                                 ------------    ------------    ------------
         Total Net Sales         $292,255,714    $218,458,265    $196,374,954
                                 ============    ============    ============
         Operating Profit (Loss)
           Plastics Products     $ 26,401,507    $ 23,574,503    $  7,653,508(b)
           Consumer Products        2,057,052        (279,775)(a)         - -
                                 ------------    ------------    ------------
         Total Operating Profit  $ 28,458,559    $ 23,294,728    $  7,653,508
         General Corporate
           Expenses                 9,485,791       5,573,761       4,696,264
         Non-operating
           Revenue(Expense)        (2,175,286)       (175,999)       (554,330)
                                 ------------    ------------    ------------
         Income Before Income Taxes
           and Cumulative Effect
           of Accounting Changes $ 16,797,482    $ 17,544,968    $  2,402,914
                                 ============    ============    ============









                                       - 4 -
    Item 1.  Business
             --------
             (Continued)
                                     1993            1992            1991
                                 ------------    ------------    ------------
         Identifiable Assets
           Plastics Products     $165,660,063    $135,855,781    $137,413,010
           Consumer Products       25,394,702      23,560,028             - -
                                 ------------    ------------    ------------
         Total Identifiable
           Assets                $191,054,765    $159,415,809    $137,413,010
           General Corporate
             Assets                13,820,941      14,646,660      13,169,773
                                 ------------    ------------    ------------
         Total Assets            $204,875,706    $174,062,469    $150,582,783
                                 ============    ============    ============
         Capital Expenditures
           Plastics Products     $ 15,193,167    $  6,384,938    $  7,180,186
           Consumer Products        1,351,516          32,502(a)          - -
           General Corporate           86,531         299,654         189,371
                                 ------------    ------------    ------------
         Total Capital
           Expenditures          $ 16,631,214    $  6,717,094    $  7,369,557
                                 ============    ============    ============
         Depreciation and
           Amortization
             Plastics Products   $  9,651,506    $  9,164,057    $  9,503,197
             Consumer Products      1,402,596         104,520(a)          - -
             General Corporate        384,268         354,635         355,877
                                 ------------    ------------    ------------
         Total Depreciation
           and Amortization      $ 11,438,370    $  9,623,212    $  9,859,074
                                 ============    ============    ============

            (a) Includes activity only from acquisition of businesses at November 24, 1992 through December 31, 1992.

            (b)  Includes restructuring charge of $5,025,000.

      (c) The Corporation's Plastic Products segment manufactures calendered and molded plastic products for the automotive and specialty plastics manufacturing industries. Distribution is by direct sales to manufacturers and distributors. Calendered plastic products manufactured include vinyl sheeting for automobile dashboard pads, swimming pool liners and covers, note book binders, luggage, upholstered furniture, golf bags, floor tile, pond liners, protective clothing, mine curtains, boat and automobile windows and medical grade materials. Injection molded plastic products include exterior and interior plastic trim parts for the automotive industry; such as door panels, fender extensions, glove boxes, garnish moldings, map pockets and a variety of other related products.







                                       - 5 -
    Item 1.  Business
             --------
             (Continued)

             During the last three years revenues generated by the Plastics Products segment of the registrant by class of products were as follows:
                                                 1993     1992     1991
                                                ------   ------   ------
             Calendered Plastic Products          53%      57%      58%
             Injection Molded Plastic Products    47%      43%      42%

             All essential raw materials are readily available to the Plastics Products segment of the Corporation. For the most significant raw materials, the Company has secondary sources of supply if needed. Major suppliers of raw materials to the segment include: Geon, Occidental Chemical, Dow Chemical, G.E. Plastics, Magee Carpet Company, Weyerhaeuser, and Penn Color.

             The Plastics Products segment of the Corporation possesses significant technology in the compounding and formulation as well as in the manufacture of its products.

             The business of the Plastics Products segment of the Corporation is not seasonal.

             Significant customers of the Plastics Products Segment of the Corporation in 1993 were Ford Motor Company and Honda of North America. These customers were the only customers accounting for 10 percent ( or more) of the segment's 1993 sales.

             Generally, the normal back log consists of thirty to forty five days of firm orders. Although the Corporation has contracts totaling several million dollars in orders (some for multi-year periods), these are not considered firm until specific production releases are received.

             The Plastics Products segment products are sold in markets in which there is competition from many plastic manufacturers, both domestic and foreign. While no one competitor offers all of the products produced by this segment, there are many competitors for any single product. Some of the segment's major competitors are Canadian General Tower, Automotive Industries, Inc., Gen Corp. Polymer Products, Becker Manufacturing, Formosa Plastics Inc., Davidson Interior Trim (Division of Textron), as well as wholly-owned subsidiaries and divisions of Ford, Chrysler, and General Motors.

             The Company's Consumer Products segment was established on November 24, 1992 with the creation of Melnor Inc., a wholly-owned subsidiary of O'Sullivan Corporation. Distribution is by direct sales to distributors and direct retail outlets. The primary activity of the segment is the manufacture, assembly, sale and distribution of home lawn and garden watering products. The products produced and sold by this segment include: oscillating, rotary and traveling sprinklers, hose storage units, watering timers, aqua guns and air spray tanks. Secondary product lines


                                       - 6 -
    Item 1.  Business
             --------
             (Continued)

             which represent less than 10 percent of sales volume include humidification systems, snow shovels and buy-sell distribution of ceiling fans and thermostats.

             All essential raw materials are readily available to the Consumer Products segment. Although some raw material items are supplied by foreign sources, primarily Taiwan and Israel, they are not of significant volume. In many cases, the components that are purchased are deemed commodity in nature, representing designs that are stable and available in other markets, should supply be threatened. Major raw material suppliers to the segment include:
             Diehl PTE, Stax Ltd., Jamieson Plastics, Landen Enterprises, Armada Tool, CPC of Vermont, Himont Canada, and Concept Plastics.

             The Consumer Products segment of the Corporation holds many patents and trademarks for products produced and sold in the lawn and garden market. However, due to the nature of the segment's business activity, the Corporation does not believe that the nature of these patents and trademarks are significant to the long-term success of the business operations.

             The business of the Consumer Products segment of the Corporation is seasonal in nature. Lawn and garden products are traditionally distributed to distribution and retail outlets commencing in late November and early December reaching peak sales volume during the months of March and April.

             Significant customers of the Consumer Products segment of the Corporation during 1993 were Canadian Tire and Home Depot, Inc. These customers were the only customers accounting for 10 percent (or more) of the segment's 1993 sales.

             The Consumer Products segment products are sold in markets in which there is competition from many lawn and garden water products suppliers. While no one competitor offers all the products produced by this segment, there are many competitors for any single product. Some of the segment's major competitors are Rain Bird Corporation, Suncast Company, Gilmour Corporation and Nelson Company.

             No material effects upon the capital expenditures, earnings and competitive position of the registrant are anticipated to result from the enactment or adoption of federal, state or local environmental laws.

             The Corporation currently employs approximately 2,800 full-time employees.








                                       - 7 -
    Item 1.  Business
             --------
             (Continued)

      (d) O'Sullivan Corporation is not engaged in any significant transactions with customers or suppliers located in foreign countries.

    Item 2.  Properties
             ----------

             O'Sullivan Corporation owns approximately 969,000 square feet of manufacturing, warehouse and office space on approximately 144 acres of land in Winchester, Virginia; 76,000 square feet of manufacturing, warehouse and office space on six acres of land in Lebanon, Pennsylvania; 110,000 square feet of manufacturing and warehouse space on approximately 5 acres of land in Newton Upper Falls, Massachusetts; 85,000 square feet of manufacturing space on 13 acres of land in Yerington, Nevada; 147,000 square feet of manufacturing, warehouse and office space on approximately 20 acres in Luray, Virginia; 315,270 square feet of manufacturing, warehouse and office space on 75 acres of land in Huron, Ohio; 144,000 square feet of manufacturing, warehouse and office space on approximately 9 acres of land in Bowling Green, Ohio; and 82,000 square feet of manufacturing, warehousing and office space on approximately 7 acres of land in Brantford, Ontario, Canada. The Corportion currently leases 29,250 square feet of warehouse space in St. Louis, Missouri; 15,600 square feet of warehouse space in Bell, California and 347,000 square feet of manufacturing, warehousing and office space in Moonachie, New Jersey. The Corporation also has a sales office located in Chicago, Illinois.

             The percentage utilization of the Corporation's manufacturing facilities is difficult to measure due to the Corporation's policy of adding machinery, equipment and other appropriate facilities as required. During 1993, the Corporation had additional unused capacity in the Plastic Products and the Consumer Products segments.

    Item 3.  Legal Proceedings
             -----------------

             As of December 31, 1993, O'Sullivan Corporation and its subsidiaries had no material legal proceedings pending to which the Corporations were a party or of which any of their property was the subject.

    Item 4.  Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None

    Executive Officers of the Registrant
    ------------------------------------

             See information provided under Part III, Item 10, included in this Form 10-K.

                                       - 8 -
                                      PART II
                                      -------

    Item 5.  Market for the Registrant's Common Stock and Related Stockholder
             ----------------------------------------------------------------
             Matters.
             --------

             The principal market on which the Corporation's common stock is traded is the American Stock Exchange.

             The table below presents the high and low market prices, and dividend information for the Corporation's common shares.

                                            Price Range           Cash
                                           Low       High       Dividend

                 1993 - 1st quarter        9.250     11.875       .07
                        2nd quarter        9.625     12.625       .07
                        3rd quarter       10.000     12.000       .07
                        4th quarter        8.500     11.375       .07

                 1992 - 1st quarter        7.500      9.875       .07
                        2nd quarter        7.875      9.500       .07
                        3rd quarter        8.250      9.875       .07
                        4th quarter        7.875      9.875       .07

             The approximate number of holders of the Corporation's common stock as of December 31, 1993 was 3,000.

             No change is anticipated regarding the Corporation's dividend policy.

             At the current time, there are no restrictions on the payment of dividends.
























                                       - 9 -
    Item 6.  Selected Financial Data.
             ------------------------

                    1993         1992         1991         1990         1989
                ------------ ------------ ------------ ------------ ------------

    Net sales   $292,255,714 $218,458,265 $196,374,954 $198,659,566 $218,609,089

    Net income    10,014,456   10,802,412    1,539,500   14,685,324   16,098,800

    Net income
      per common
      share*            0.61         0.66         0.09         0.89         0.98

    Cash dividends
      per common
      share*            0.28         0.28         0.28         0.28         0.27

    Total
      assets     204,875,706  174,062,469  150,582,783  156,733,681  140,431,056

    Long-term
      debt        39,565,448   25,487,818   13,670,864   19,804,493   16,500,000

    Shareholders'
      equity     108,753,363  103,613,242   97,393,079  100,472,453   90,405,516

    Return on
      equity            9.7%        11.1%         1.5%        16.2%        20.5%


    * Amounts reported reflect retroactive adjustments for all stock dividends and distributions.


























                                       - 10 -
    Item 7.  Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations.
             ----------------------

             O'Sullivan Corporation currently operates in two principal business segments. The primary activity of the Company is the manufacture of calendered and molded plastics products for the automotive and specialty plastics manufacturing industries. This activity includes designing, engineering, compounding, laminating, printing, painting and assembling a variety of plastics products for sale to manufacturers and distributors. On April 1, 1993, the Company acquired Capitol Plastics of Ohio, Inc. Capitol Plastics is a custom injection molding manufacturing operation with one plant located in Bowling Green, Ohio. Capitol Plastics of Ohio, Inc., which is a wholly-owned subsidiary of O'Sullivan
             Corporation, is part of the plastics products operations segment of the Company. On November 24, 1992 O'Sullivan Corporation acquired substantially all of the assets of Melnor Industries, Inc. and its wholly-owned Canadian subsidiary Melnor Manufacturing Ltd. With this acquisition, O'Sullivan Corporation entered the consumer products manufacturing, marketing and distribution business which represents its second business operations segment. The new Company, which is a wholly-owned subsidiary of O'Sullivan Corporation, is now called Melnor Inc. and has as its wholly-owned subsidiary, Melnor Canada Ltd. The principal source of income for the Company is from sales of those products produced by each business segment to manufacturers, distributors and retail outlets.

             Consolidated net sales for 1993 were $292.3 million, compared to $218.5 million in 1992, up 33.8%. Sales increases experienced during 1993 were primarily the result of sales from the newly acquired consumer products segment of the Company and the additional sales volume generated by the acquisition of Capitol Plastics of Ohio, Inc. in the plastics products segment of the Company's operations. Core business sales, discounting the effect of Melnor and Capitol Plastics, in the plastics products segment of the business increased $16.1 million, or 7.5%. In 1994, and during the next few years, the Company expects continuing sales growth in all of its business segment operations. Sales prices for products produced by the Company will be subject to downward pressure due to extremely competitive conditions. The Company's proactive supplier and employee involvement programs are expected to offset this pressure through productivity improvements and cost savings.

             Consolidated net income for the year ended December 31, 1993 decreased 7.3% from $10.8 million in 1992 to $10.0 million in 1993. The primary reasons for this decrease are as follows: the acquisitions of Melnor Inc. and Capitol Plastics of Ohio Inc.; the new program launch problems associated with the Huron, Ohio injection molding plant; and finally, the disruptive effects of two union organization attempts by the United Auto Workers at our Huron, Ohio plant and both of our plant operations in Winchester, Virginia. All of the above-referenced events combined to negative-ly affect the earnings capability of the Company during 1993.



                                         - 11 -
             O'Sullivan Corporation's plastic products business segment accounted for 86.1% of consolidated sales for the year ended December 31, 1993. Sales increased 16.5% from $216.1 million in 1992 to $251.7 million in 1993. The major factor responsible for this increase in sales volume was the acquisition of Capitol Plastics of Ohio, Inc. Sales generated by Capitol Plastics accounted for 54.8% of the total increase in volume generated in the plastics products business segment. The remaining sales increase registered by the plastics products segment amounted to 7.5%. This increase in sales revenue was primarily volume related rather than increases in sales prices. For the year ended December 31, 1993, the plastics products operations segment contributed $26.4 million in pre-tax operating profit compared to $23.6 million for the same period last year, up 12.0%. Contributing to the increase in this income was the reversal of $1.0 million of estimated restructuring costs provided for during 1991. Selling and warehousing expenses associated with the plastics products segment increased 19.6% during 1993 when compared to the same period last year. The increase was directly related to sales volume increases experienced by the Company. During 1993, selling and warehousing expenses represented 2.9% of each sales dollar compared to 2.8% for the same period last year. During 1994, the Company anticipates that core business sales will increase at a stronger pace than in 1993. The greatest potential for increased sales growth for the plastics products segment will come from those products produced by the Company for the domestic automobile and truck industries, with modest sales increases in other product lines within this business segment.

             The Company's consumer products segment was established with the acquisition of Melnor Inc. The primary activity of the consumer products segment is the manufacture, sale and distribution of home lawn and garden watering products to distributors and retail outlets. Financial comparisons for prior operating periods are not applicable as the new operating segment commenced operations in November of 1992. Sales for the year ended December 31, 1993 were $40.5 million which represented 13.9% of the total consolidated net sales revenue for the Company in 1993. For the period ended December 31, 1993 the consumer products segment recorded a $2.1 million pre-tax operating profit. After adjusting for general and administrative expenses, other income and expenses the consumer products segment of the Company recorded a loss before taxes of $1.5 million. Selling and warehousing expenses inclusive of bad debt expense represented 14.1% of net sales for the period ended December 31, 1993. Although the loss was disappointing to management, improvements in operations have been accomplished. Additional work is necessary to bring the combination of product mix and stable profitability to this business segment. During 1993, sales were negatively affected by extreme wet weather conditions in the Mid-West and Eastern United States. Currently, the economic outlook for this business segment is promising for 1994 and management expects the consumer products segment to contribute to positive earnings in 1994.






                                       - 12 -
             Consolidated corporate administration expense increased 70.2% for the period ended December 31, 1993, compared to the same period last year. As a percent of net sales, general corporate administrative expenses represented 3.2% of each sales dollar in 1993 compared to 2.6% in 1992. Melnor Inc. represented 58.0% of the total increase in general and administrative expenses during 1993 compared to 1992. After eliminating the effects of Melnor Inc., general and administrative expenses represented 2.8% of each sales dollar for the period ended December 31, 1993 compared to 2.6% during 1992.

             Consolidated non-operating expenses increased during the year ending December 31, 1993 when compared to the same period last year, primarily due to the increased debt financing costs incurred by the Company. The increase in debt was necessary to fund the acquisition of Capitol Plastics of Ohio Inc., complete the necessary capital expenditure projects underway by the Company and to provide adequate working capital for the expansion of inventories and receivables to meet sales requirements.

             Consolidated capital spending increased 147.6% during 1993. For the year ended December 31, 1993 the Company invested $16.6 million in new property, plant and equipment compared to $6.7 million during 1992. Based upon current capital expenditures estimates, the Company expects that capital expenditures will be less in 1994 than experienced during 1993. Currently the Company has additional capacity in both the plastics products and consumer products business segment operations. As has been the Company's practice, additions to property, plant and equipment are implemented when additional business cannot be absorbed into existing facilities or product specifications require new or improved technology.

             Total consolidated debt for the Company increased $18.8 million during 1993. Melnor Inc., had current and long-term debt obliga-tions totaling $13.5 million or 26.2% of the total debt of the Company. During 1993 the Company secured long-term debt in the form of a $25 million senior private note placement, dated May 27, 1993. The notes are for seven years with a five year average life maturing May 1st in the year 2000. Currently the Company is negotiating with a financial institution to refinance the debt of Melnor Inc. The new debt will consist of a two year facility with terms substantially the same as the current debt structure and is expected to be closed before the end of the first quarter of 1994. Also, during 1993 the Company renegotiated its $25 million unsecured operating line of credit with its principal bank, First Union National Bank of Virginia, which now has a maturity of June 22, 1995. With the current debt structure and lines of credit that are available, the Company believes that working capital require-ments for the short and long-term are adequately provided for.

             At the close of 1993, even with additional debt to fund acquisitions, the Company's financial condition remained strong, with shareholder's equity at 53.1% of total assets. Current assets compared to current liabilities were 2.2 to 1. Total debt to equity of the Company was 47.4% and net worth was $108.8 million, up 5.0% from 1992.


                                       - 13 -
    Item 8.  Financial Statements and Supplementary Data.
             --------------------------------------------

             This page left blank intentionally. See following pages for financial Statements.






















































                                       - 14 -



                           INDEPENDENT AUDITOR'S REPORT



             To the Stockholders and Board of
               Directors of O'Sullivan Corporation



             We have audited the accompanying consolidated balance sheets of O'Sullivan Corporation and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O'Sullivan Corporation and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles.


             As described in the notes to financial statements, the Company changed its methods of accounting for income taxes and postretirement benefits in 1993.



                                        /s/ YOUNT, HYDE & BARBOUR, P.C.




      Winchester, Virginia
      February 1, 1994







                                       - 15 -
                        O'SULLIVAN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              December  31, 1993 and 1992

                                                1993                 1992
                        ASSETS               ------------        ------------
    Current Assets
      Cash and cash equivalents              $  3,099,636        $  3,545,943
      Receivables                              53,389,817          35,231,399
      Inventories                              42,514,692          36,441,982
      Deferred income tax assets                2,076,524           1,960,998
      Other current assets                      1,879,516           1,641,492
                                             ------------        ------------
              Total current assets           $102,960,185        $ 78,821,814
                                             ------------        ------------
    Property, Plant and Equipment            $ 93,847,484        $ 86,761,473
                                             ------------        ------------
    Intangibles                              $  1,017,266        $    988,438
                                             ------------        ------------
    Other Assets                             $  7,050,771        $  7,490,744
                                             ------------        ------------
              Total assets                   $204,875,706        $174,062,469
                                             ============        ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
      Short-term debt                        $  8,483,977        $  6,748,982
      Current portion of long-term debt         3,584,142             556,208
      Accounts payable                         24,011,203          16,036,001
      Accrued expenses                         11,528,330          12,245,726
                                             ------------        ------------
              Total current liabilities      $ 47,607,652        $ 35,586,917
                                             ------------        ------------
    Long-Term Debt                           $ 39,565,448        $ 25,487,818
                                             ------------        ------------
    Other Long-Term Liabilities              $  1,691,753        $  1,855,765
                                             ------------        ------------
    Deferred Income Tax Liabilities          $  7,257,490        $  7,518,727
                                             ------------        ------------
    Commitments and Contingencies            $        - -        $        - -
                                             ------------        ------------
    Shareholders' Equity
      Common stock, par value $1.00 per share;
        authorized 30,000,000 shares         $ 16,484,948        $ 16,485,268
      Additional paid-in capital                9,964,574           9,967,758
      Retained earnings                        82,524,869          77,126,131
      Cumulative translation adjustments         (101,732)             34,085
      Unrecognized pension costs, net of
        deferred tax effect                      (119,296)                - -
                                             ------------        ------------
              Total shareholders' equity     $108,753,363        $103,613,242
                                             ------------        ------------
              Total liabilities and
               shareholders' equity          $204,875,706        $174,062,469
                                             ============        ============

    The accompanying notes are an integral part of the consolidated financial statements.

                                       - 16 -
                        O'SULLIVAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                      Years Ended December 31, 1993, 1992 and 1991

                                     1993            1992            1991
                                 -------------   -------------   -------------
    Net sales                    $ 292,255,714   $ 218,458,265   $ 196,374,954
    Cost of products sold          251,803,879     187,993,698     177,532,380
                                 -------------   -------------   -------------
         Gross profit            $  40,451,835   $  30,464,567   $  18,842,574
                                 -------------   -------------   -------------
    Operating expenses
      Selling and warehousing    $  12,752,808   $   6,459,396   $   5,614,066
      General and administrative     9,485,791       5,573,761       4,696,264
      Provision for doubtful
        accounts                       209,719         710,443         550,000
      Provision for (recovery of)
        restructuring charge          (969,251)            - -       5,025,000
                                 -------------   -------------   -------------
                                 $  21,479,067   $  12,743,600   $  15,885,330
                                 -------------   -------------   -------------
         Income from operations  $  18,972,768   $  17,720,967   $   2,957,244
                                 -------------   -------------   -------------
    Other income (expense)
      Interest income            $     106,105   $     242,319   $     526,243
      Interest expense              (2,471,269)       (785,542)     (1,405,430)
      Other, net                       189,878         367,224         324,857
                                 -------------   -------------   -------------
                                 $  (2,175,286)  $    (175,999)  $    (554,330)
                                 -------------   -------------   -------------
         Income before income
           taxes and cumulative
           effect of accounting
           changes               $  16,797,482   $  17,544,968   $   2,402,914
    Income taxes                     7,088,364       6,742,556         863,414
                                 -------------   -------------   -------------
         Income before cumulative
           effect of accounting
           changes               $   9,709,118   $  10,802,412   $   1,539,500
    Cumulative effect of
      accounting changes               305,338             - -             - -
                                 -------------   -------------   -------------
         Net income              $  10,014,456   $  10,802,412   $   1,539,500
                                 =============   =============   =============
    Net income per common share:
      Income before cumulative
        effect of accounting
        changes                  $        0.59   $        0.66   $        0.09
      Cumulative effect of
        accounting changes                0.02             - -             - -
                                 -------------   -------------   -------------
         Net income per
           common share          $        0.61   $        0.66   $        0.09
                                 =============   =============   =============

    The accompanying notes are an integral part of the consolidated financial statements.


                                       - 17 -
                        O'SULLIVAN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended December 31, 1993, 1992 and 1991


                                             1993         1992         1991
                                         ------------ ------------ ------------
    Cash Flows From Operating Activities
      Net income                         $ 10,014,456 $ 10,802,412 $  1,539,500
      Adjustments to reconcile net
        income to net cash provided by
        operating activities:
          Depreciation and amortization    11,438,370    9,623,212    9,859,074
          Provision for doubtful accounts     209,719      710,443      550,000
          Deferred income taxes               938,091      410,313   (1,932,068)
          Loss on disposal of assets          210,128       72,906      130,929
          Cumulative effect of accounting
            changes                          (305,338)         - -          - -
          Provision for (recovery of)
            restructuring and withdrawal
            of non-productive assets         (969,251)         - -    4,055,749
          Changes in operating assets and
            liabilities, net of effect of
            acquisition of business:
              Receivables                 (14,970,510)   1,638,544      882,241
              Inventories                  (4,192,871)  (5,139,325)  (1,277,985)
              Other current assets           (967,404)     419,735   (1,384,955)
              Accounts payable              3,601,697   (2,080,612)  (5,157,428)
              Accrued expenses               (545,949)   1,159,646    1,893,022
                                         ------------ ------------ ------------
                Net cash provided by
                  operating activities   $  4,461,138 $ 17,617,274 $  9,158,079
                                         ------------ ------------ ------------

    Cash Flows From Investing Activities
      Purchase of property, plant
        and equipment                    $(16,631,214)$ (6,717,094)$ (7,369,557)
      Purchase of intangible assets          (249,723)         - -          - -
      Acquisition of business, less
        cash acquired                      (1,153,643)  (5,708,695)         - -
      Payments received from non-
        operating notes receivable            729,176      624,119       27,278
      Proceeds from disposal of assets        127,917      354,123    1,152,503
      Other, net                             (127,956)    (368,256)     624,633
                                         ------------ ------------ ------------
                Net cash (used in)
                  investing activities   $(17,305,443)$(11,815,803)$ (5,565,143)
                                         ------------ ------------ ------------

    Cash Flows From Financing Activities
      Changes in short-term debt         $  1,734,995 $  4,300,558 $        - -
      Cash overdraft reduction                    - -     (413 615)         - -
      Net change in line of credit
        borrowings                         (7,500,000)   7,000,000   (5,500,000)
      Proceeds from long-term debt         25,000,000          - -          - -
      Repayment of long-term debt          (2,152,412)    (500,000)  (2,000,000)
                                         ------------ ------------ ------------
                Balance forward          $ 17,082,583 $ 10,386,943 $ (7,500,000)

                                       - 18 -
                        O'SULLIVAN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended December 31, 1993, 1992 and 1991
                                    (Continued)


                                             1993         1992         1991
                                         ------------ ------------ ------------
    Cash Flows From Financing Activities
      (Continued)
      Balance forwarded                  $ 17,082,583 $ 10,386,943 $ (7,500,000)
      Principal payments under capital
        lease obligations                     (65,338)    (270,256)    (240,664)
      Cash dividends paid                  (4,615,743)  (4,615,791)  (4,617,176)
      Purchase of common stock                 (3,504)        (550)      (3,043)
      Advance payments (repayments)
        from customers                            - -   (9,729,529)   9,729,529
                                         ------------ ------------ ------------
                Net cash provided by
                  (used in) financing
                  activities             $ 12,397,998 $ (4,229,183)$ (2,631,354)
                                         ------------ ------------ ------------
    Increase (decrease) in cash and
      cash equivalents                   $   (446,307) $  1,572,288 $    961,582
    Cash and cash equivalents at
      beginning of year                     3,545,943    1,973,655    1,012,073
                                         ------------ ------------ ------------
    Cash and cash equivalents at
      end of year                        $  3,099,636 $  3,545,943 $  1,973,655
                                         ============ ============ ============


    The accompanying notes are an integral part of the consolidated financial statements.

























                                       - 19 -
                        O'SULLIVAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Years Ended December 31, 1993, 1992 and 1991

                                                      Additional
                                          Common       Paid-in       Retained
                                          Stock        Capital       Earnings
                                       ------------  ------------  ------------
    Balance at January 1, 1991         $ 16,485,628  $  9,970,991  $ 74,015,834
      Net income                                - -           - -     1,539,500
      Purchase of common stock                 (300)       (2,743)          - -
      Dividends declared, $.28 per share        - -           - -    (4,615,831)
                                       ------------  ------------  ------------
    Balance at December 31, 1991       $ 16,485,328  $  9,968,248  $ 77,126,131
      Net income                                - -           - -    10,802,412
      Purchase of common stock                  (60)         (490)          - -
      Dividends declared, $.28 per share        - -           - -    (4,615,784)
      Translation adjustments                   - -           - -           - -
                                       ------------  ------------  ------------
    Balance at December 31, 1992       $ 16,485,268  $  9,967,758  $ 70,939,503
      Net income                                - -           - -    10,014,456
      Purchase of common stock                 (320)       (3,184)          - -
      Dividends declared, $.28 per share        - -           - -    (4,615,718)
      Translation adjustments                   - -           - -           - -
      Unrecognized pension costs                - -           - -           - -
                                       ------------  ------------  ------------
    Balance at December 31, 1993       $ 16,484,948  $  9,964,574  $ 82,524,869
                                       ============  ============  ============

                                        CUMULATIVE   UNRECOGNIZED
                                       TRANSLATION     PENSION     SHAREHOLDERS'
                                       ADJUSTMENTS      COSTS         EQUITY
                                       ------------  ------------  ------------
    Balance at January 1, 1991                                     $100,472,453
      Net income                                                      1,539,500
      Purchase of common stock                                           (3,043)
      Dividends declared, $.28 per share                             (4,615,831)
                                       ------------  ------------  ------------
    Balance at December 31, 1991       $        - -  $        - -  $ 97,393,079
      Net income                                - -           - -    10,802,412
      Purchase of common stock                  - -           - -          (550)
      Dividends declared, $.28 per share        - -           - -    (4,615,784)
      Translation adjustments                34,085           - -        34,085
                                       ------------  ------------  ------------
    Balance at December 31, 1992       $     34,085  $        - -  $103,613,242
      Net income                                - -           - -    10,014,456
      Purchase of common stock                  - -           - -        (3,504)
      Dividends declared, $.28 per share        - -           - -    (4,615,718)
      Translation adjustments              (135,817)          - -      (135,817)
      Unrecognized pension costs                - -      (119,296)     (119,296)
                                       ------------  ------------  ------------
    Balance at December 31, 1993       $   (101,732) $   (119,296) $108,753,363
                                       ============  ============  ============

    The accompanying notes are an integral part of the consolidated financial statements.



                                       - 20 -
                        O'SULLIVAN CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Note 1.  Summary of Accounting Policies

             Principles of Consolidation

             The consolidated financial statements include the accounts and transactions of the Corporation and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

             Cash and Cash Equivalents

             The Corporation considers all highly liquid investments with a ma-turity of three months or less at the time of purchase to be cash equivalents.

             Receivables and Concentration of Credit Risk

             Receivables from trade customers are generally due within thirty to sixty days. The Corporation performs periodic reviews of its major customers' financial condition and grants trade credit based upon evaluations of the credit worthiness of each customer.
             Credit losses have been within the expectations of management. Receivables are presented net of an allowance for doubtful accounts of $1,133,793 at December 31, 1993 and $1,804,676 at
             December 31, 1992. Accounts receivable balances for automotive related business at December 31, 1993 and 1992 were $34,341,947 and $23,419,658, respectively.

             Inventories

             Inventories are valued at the lower of cost or market, with cost being determined substantially by the first-in, first-out or average cost method.

             Property, Plant and Equipment and Depreciation

             Property, plant and equipment are stated at historical cost, adjusted to current exchange rates where applicable. Depreciation is computed primarily by the straight-line method over the estimated useful lives of assets. The estimated useful lives are twenty to forty years for buildings and three to fourteen years for machinery and other equipment. Accelerated methods of depreciation are utilized for tax purposes. Expenditures for repairs and maintenance are charged to operations as incurred. Betterments and improvements that extend the useful life of an asset are capitalized. Upon sale and other dispositions of assets, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations.






                                       - 21 -
             Intangibles

             Intangible assets are stated at cost less accumulated amortization. Amortization is determined on a straight-line basis over the estimated useful lives of the assets that have been determined to range from two to seven years. Amortization expense for 1993 and 1992 was $197,224 and $13,047, respectively.

             Income Taxes

             Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recog-nized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and lia-bilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Reference should also be made to Note 7 regarding a change in the method in accounting for income taxes.

             Research and Development

             Product and process research and development are charged to expense as incurred.

             Per Share Information

             Net income and dividends per share were calculated on the weighted average common shares outstanding for 1993, 1992 and 1991 which were 16,485,103, 16,485,323 and 16,485,504, respectively. Stock options were not dilutive for 1993, 1992 and 1991.

             Foreign Currency Translation

             Financial statements for the Corporation's foreign subsidiary are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders' equity. Transaction gains and losses are reflected in net income.

             Pension Plans

             The Corporation and its subsidiaries have retirement plans that cover substantially all employees who meet certain eligibility requirements. Employees not covered under a retirement plan maintained by the Corporation and its subsidiaries are generally participants in multiemployer plans sponsored by other entities. The plans include noncontributory defined benefit plans providing benefits to certain salaried employees based on years of service and final years' average earnings and to certain hourly employees based on a dollar unit multiplied by years of eligible service. The Corporation's policy is to fund at least the minimum amounts required by the applicable governing bodies.


                                       - 22 -
             The Corporation also maintains a Retirement Savings Plan ("Plan") to provide retirement benefits to employees not covered by a defined benefit plan. The Plan provides that the Corporation will make a basic contribution of three percent of eligible compensation for participants. The Plan also provides that the Corporation will make an additional contribution of up to two percent of eligible compensation if the participant is making voluntary contributions to the Plan. Participants may generally contribute up to five percent of their eligible compensation. The Corporation is not required to make any contributions during a plan year if it elects to not do so.

             Postretirement Benefits

             The Corporation provided health care benefits to certain of its retired employees under a plan which was terminated January 1, 1993. Upon termination of the plan this group of retired employees was allowed to continue to be covered by the Corporation's group insurance plan. Effective January 1, 1993 the Corporation adopted Financial Accounting Standards Board
             Statement No. 106 to account for its share of the costs of benefits provided to this group. To effect adoption of Statement No. 106, the Corporation accrued as of January 1, 1993 its share of the estimated costs to insure this group of retirees. Prior to January 1, 1993, the Corporation expensed its share of these expenses as they were incurred.

             Reclassification of Amounts

             Certain amounts for 1992 and 1991 have been reclassified to reflect comparability with account classifications for 1993.

    Note 2.  Inventories

             Inventories at December 31 were composed of the following:

                                                  1993               1992
                                              ------------       ------------
                  Finished goods              $ 12,878,160       $ 10,589,433
                  Work in process                6,398,783          6,716,121
                  Raw materials                 19,068,449         15,564,262
                  Supplies                       4,169,300          3,572,166
                                              ------------       ------------
                                              $ 42,514,692       $ 36,441,982
                                              ============       ============

             Slow-moving inventories at December 31, 1993 amounted to $640,539 less a reserve of $306,320. At December 31, 1992 slow-moving in-ventories amounted to $1,588,844 less a reserve of $988,844. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.








                                       - 23 -
    Note 3.  Property, Plant and Equipment

             Property, plant and equipment at December 31 were composed of the following:
                                                  1993               1992
                                              ------------       ------------
                  Land                        $  2,053,067       $  1,931,340
                  Buildings                     49,134,149         43,888,616
                  Machinery and equipment      102,382,300         89,614,728
                  Transportation equipment       3,510,243          3,510,186
                                              ------------       ------------
                                              $157,079,759       $138,944,870
                  Less accumulated
                    depreciation                63,232,275         52,183,397
                                              ------------       ------------
                                              $ 93,847,484       $ 86,761,473
                                              ============       ============

             Depreciation expense totaled $11,241,146, $9,610,165 and $9,589,074 in 1993, 1992 and 1991, respectively.

    Note 4.  Accrued Expenses

             Accrued expenses at December 31 were composed of the following:

                                                  1993               1992
                                              ------------       ------------
                  Accrued compensation        $  3,748,107       $  2,992,094
                  Dividends payable              1,153,497          1,152,926
                  Income taxes payable                 - -          1,162,443
                  Other accrued expenses         6,626,726          6,938,263
                                              ------------       ------------
                                              $ 11,528,330       $ 12,245,726
                                              ============       ============

    Note 5.  Debt

             Short-term debt

             Melnor Inc., a subsidiary of the Corporation, had short-term debt at December 31, 1993 and 1992 consisting of a revolving credit fa-cility ("revolving loan") with a finance company in an aggregate amount not to exceed $20,000,000 that expires November 24, 1994. The aggregate amount of the revolving loan cannot exceed the lesser of (i) the Current Asset Base minus the Letter of Credit Reserve and (ii) the Total Seasonal Revolving Loan Facility of $20,000,000 during the period of February 1 through July 31 of each year and the Total Permanent Revolving Loan Facility of $11,000,000 during the period of August 1 through January 31 of the succeeding calendar year.









                                       - 24 -
             The Current Asset Base equals 85% of the face amount of eligible accounts receivable plus 55% of eligible inventory for Melnor Inc. Eligible inventory cannot exceed $6,500,000 between August 1 and January 31 of the succeeding calendar year and $7,500,000 between February 1 and July 31 of each year. The Letter of Credit Reserve equals the sum of 45% of the face amount of letters of credit is-sued for purchase of inventory and 100% of the face amount of all other letters of credit outstanding. Total loan availability at December 31, 1993 and 1992 amounted to $9,000,000 and $7,940,572, respectively. At December 31, 1993 and 1992 $8,843,977 and $6,748,982, respectively, was borrowed.

             Melnor Inc. and its subsidiary have established lock box accounts to which all account debtors shall directly remit all payments on accounts and in which Melnor Inc. and its subsidiary will immedi-ately deposit all cash payments made for inventory or other cash payments constituting proceeds of collateral. All amounts held or deposited in or payments made to the lock box accounts are the sole and exclusive property of the lender and shall be applied to the loan balance. Any amounts contained in the lock box accounts or otherwise received by the lender in excess of the loan obliga-tion then due and payable shall be the property of Melnor Inc. and its subsidiary and shall promptly be paid over by the lender.

             Interest is payable monthly at a fluctuating rate equal to prime plus 1.5%. The rate at both December 31, 1993 and 1992 was 7.5%. In addition, underutilization and letter of credit fees are payable monthly. The loan security agreement provides, among other things, for certain reporting and collateral requirements. The loan is collateralized by substantially all assets of Melnor Inc. and its subsidiary. The loan agreement provides for certain financial covenants such as maintenance of a certain level of earnings before interest, depreciation, amortization and income taxes; interest expense coverage quotient; cash flow coverage; limitation of capital expenditures and maintenance of net worth. The financial covenants were originally scheduled to begin October 31, 1993, but were extended during the year ended December 31, 1993 to January 31, 1994. Negative covenants provide, among other things, limitations on encumbrances, indebtedness, merger or other acquisition, disposal of property, compensation plans, dividend or other distributions and lease obligations.

             Long-Term Debt

             7.05% Senior Notes dated May 27,
             1993, payable to various insurance
             companies.  The notes bear an inter-
             est rate of 7.05% payable semiannu-
             ally on the first day of May and
             November, commencing November 1,
             1993.  Interest is due on any over-
             due principal, premium amount and
             interest installment at the rate of
             8.05% per annum until paid.





                                       - 25 -
                                                            December 31,
                                                      -------------------------
                                                         1993          1992
                                                      -----------   -----------
             Principal payments of the lesser of
             (a) $5,000,000 or (b) the principal
             amounts of the notes then outstand-
             ing are due on May 1 of each year,
             commencing May 1, 1996, and ending
             May 1, 1999.  Prepayment of the
             notes may be done at any time prior
             to the scheduled payment dates with
             a prepayment premium.  The entire
             remaining principal amount of the
             notes shall become due and payable
             on May 1, 2000.  The note agreement
             provides, among other things, for
             certain financial covenants in re-
             gard to the Corporation, such as
             consolidated net worth requirements,
             interest charge coverage ratios and
             limitations on liens and additional
             debt.  Negative covenants provide
             for, among other things, limitations
             on indebtedness; mergers, consolida-
             tions and sale of assets; and divi-
             dends and other distributions.  The
             Corporation is in compliance with
             these covenants.                         $25,000,000   $       - -

             Line of credit notes payable to
             First Union National Bank of
             Virginia.  The Corporation has a
             $25,000,000 unsecured line of credit
             to support general corporate activi-
             ties.  Borrowings against the line
             of credit are at or below prevailing
             prime interest rates, (6.0% at
             December 31, 1993 and 5.1% at
             December 31, 1992).  The line of
             credit matures June 22, 1995.             13,000,000    20,500,000

             7.5% promissory note payable from
             Melnor Inc. to a finance company due
             in monthly payments of $41,000 plus
             interest at a fluctuating rate equal
             to 1.5% per annum in excess of the
             prime rate (7.5% at December 31,
             1993 and 1992) with the outstanding
             balance payable in full on November
             24, 1994, collateralized by all as-
             sets of Melnor Inc. and its sub-
             sidiary.  The loan is provided under
             the same security agreement as the
             revolving credit facility described
             in the Short-Term Debt section and



                                       - 26 -
                                                            December 31,
                                                      -------------------------
                                                         1993          1992
                                                      -----------   -----------

             is subject to the same covenants and
             items as the revolving
             credit facility.                             508,000     1,000,000

             7.0% senior subordinated note
             payable from Melnor Inc. to an in-
             surance company due November 24,
             1994 with interest payable at the
             prime rate plus 1.0% (7.0% at
             December 31, 1993 and 1992) on
             November 24, 1993, May 24, 1994 and
             November 24, 1994.  Interest pay-
             ments are guaranteed by O'Sullivan
             Corporation.  The note purchase
             agreement provides, among other
             things, restrictions on indebtedness
             and liens, capital expenditures and
             various financial covenants begin-
             ning January 31, 1994.                     2,695,000     2,695,000

             7.0% senior subordinated note
             payable from Melnor Inc. to an af-
             filiate of Melnor Industries, Inc.
             due December 24, 1994 with interest
             payable at the prime rate plus 1.0%
             (7.0% at December 31, 1993 and 1992)
             on December 24, 1993, June 24, 1994
             and December 24, 1994.  Interest
             payments are guaranteed by
             O'Sullivan Corporation.                      305,000       305,000

             Unsecured non-interest bearing
             promissory note payable to Melnor
             Industries, Inc. discounted at 9.0%
             due on November 24, 1996.  The
             initial principal amount of the note
             was $2,900,000 subject to adjustment
             for the decrease that occurred in
             the net asset values purchased at
             November 24, 1992 since August 28,
             1992, the date of the purchase
             price negotiations.  On the basis
             of the preliminary closing date
             balance sheet, the discounted
             amount due under the note was
             $611,250.  Since the amount of the
             note at December 31, 1992 was con-
             tingent upon the final closing date
             balance sheet that had not been
             agreed upon between the Seller and




                                       - 27 -
                                                            December 31,
                                                      -------------------------
                                                         1993          1992
                                                      -----------   -----------

             the Buyer, an additional discounted
             value of the note amounting to
             $541,258 was included in the
             recorded note balance at December
             31, 1992 until all contingencies were
             removed.  During the year ended
             December 31, 1993 the final closing
             date balance sheet was agreed upon.
             The discounted value of the note at
             December 31, 1993 reflects the ad-
             justed agreed upon balance.                1,243,747     1,152,508

             Non-interest bearing obligation
             payable to Melnor Industries, Inc.,
             discounted at 9.0%.  Payment is con-
             tingent upon Melnor Industries, Inc.
             satisfying its obligation under the
             New Jersey Environmental Cleanup
             Responsibility Act and the release
             by the State of the escrow fund of
             $300,000 established to fund envi-
             ronmental cleanup activities.                230,966       211,156

             Notes payable from Melnor Inc. to
             equipment finance companies due in
             monthly payments totaling $906 in-
             cluding interest at rates from 11.7%
             to 15.5%.  The notes are secured by
             equipment with a book value of
             $17,964.                                      17,052           - -

             Capital lease obligations                    149,825       180,362
                                                      -----------   -----------
                                                      $43,149,590   $26,044,026
                      Less current maturities           3,584,142       556,208
                                                      -----------   -----------
                                                      $39,565,448   $25,487,818
                                                      ===========   ===========

             Long-term debt matures as follows:

                                  1994             $ 3,584,142
                                  1995              13,074,272
                                  1996               6,260,210
                                  1997               5,000,000
                                  1998               5,000,000
                                  Later Years       10,230,966
                                                   -----------
                                                   $43,149,590
                                                   ===========




                                       - 28 -
             Interest incurred and capitalized are as follows:

                                            1993         1992         1991
                                         -----------  -----------  -----------
               Interest incurred         $ 2,552,661  $   809,647  $ 1,605,364
               Less interest capitalized      81,392       24,105      199,934
                                         -----------  -----------  -----------
                                         $ 2,471,269  $   785,542  $ 1,405,430
                                         ===========  ===========  ===========

             Debt Refinancing

             Melnor Inc. is currently negotiating with a financial institution to refinance a majority of its debt. The new debt will consist of a two year facility with terms substantially the same as the cur-rent debt structure.

             In conjunction with the refinancing Melnor Inc. obtained a loan in the amount of $12,500,000 from First Union National Bank of Virginia on January 31, 1994. The proceeds of the loan were used to pay the short-term debt, the 7.5% promissory note payable to a finance company and the 7.0% senior subordinated note payable to an insurance company. Melnor Inc. expects to complete the refi-nancing of its debt structure during the first quarter of 1994 and will retire this loan. The loan is guaranteed by O'Sullivan Corporation.

    Note 6.  Business Combinations

             On April 1, 1993 the Corporation acquired all of the outstanding stock of Capitol Plastics of Ohio, Inc., a company engaged in the business of custom injection molding, at an acquisition cost of $1,153,643. The acquisition was accounted for as a purchase and the accounts and transactions of the acquired business have been included in the consolidated financial statements from the date of acquisition.

             Unaudited pro forma consolidated net sales, net income and net in-come per common share, assuming the acquisition had occurred as of the beginning of 1993, would have been approximately as follows:

                   Pro forma net sales                     $ 299,000,000
                   Pro forma net income                    $  10,100,000
                   Pro forma net income per common share   $         .61

             On November 24, 1992 the Corporation acquired substantially all of the assets of Melnor Industries, Inc., including the outstanding stock of Melnor Manufacturing, Ltd., a Canadian corporation owned 100% by Melnor Industries, Inc. The businesses are engaged in the manufacture and distribution of lawn and garden consumer products. The total acquisition cost was $13,655,967 adjusted for the as-sumption of certain liabilities. The acquisition was accounted for as a purchase and the accounts and transactions of the ac-quired businesses have been included in the consolidated financial statements from the date of acquisition.




                                       - 29 -
             Unaudited pro forma consolidated net sales, net income and net in-come per common share, assuming the acquisition had occurred as of the beginning of 1992 would have been approximately as follows:

                   Pro forma net sales                     $ 259,900,000
                   Pro forma net income                    $   9,800,000
                   Pro forma net income per common share   $         .59

    Note 7.  Income Tax Matters

             Pretax income from operations for the years ended December 31, 1993, 1992 and 1991 was taxed by the following jurisdictions:

                                  1993           1992           1991
                              ------------   ------------   ------------
                Domestic      $ 15,210,035   $ 17,408,510   $  2,402,914
                Foreign          1,587,447        136,458            - -
                              ------------   ------------   ------------
                              $ 16,797,482   $ 17,544,968   $  2,402,914
                              ============   ============   ============

             Effective January 1, 1993, the Corporation adopted Statement of Financial Standards No. 109, Accounting for Income Taxes. The adoption of Statement No. 109 changes the Corporation's method of accounting for income taxes from the deferred method to a liabil-ity met hod. Under the deferred method the Corporation deferred the past tax effects of a timing difference between financial re-porting and tax reporting. The liability method requires the recognition of deferred tax assets and liabilities for the ex-pected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

             The cumulative effect of the adoption of Statement No. 109 was to increase net income determined for 1993 by $680,488. Financial statements for prior years have not been restated.

             Net deferred tax liabilities at December 31, 1993 consisted of the following components:

                Deferred tax assets:
                  Provision for doubtful accounts        $    318,425
                  Employee benefits                         1,890,949
                  Inventory basis differences                 344,057
                  Other                                       460,823
                                                         ------------
                                                         $  3,014,254
                                                         ------------
                Deferred tax liabilities:
                  Property, plant and equipment          $  7,940,364
                  Like-kind exchange                          254,856
                                                         ------------
                                                         $  8,195,220
                                                         ------------
                                                         $ (5,180,966)
                                                         ============



                                       - 30 -
             The deferred tax amounts mentioned above have been classified on the accompanying balance sheet as of December 31, 1993 as follows:

                Noncurrent (liabilities)                 $ (7,257,490)
                Current assets                              2,076,524
                                                         ------------
                                                         $ (5,180,966)
                                                         ============

             The provision for income taxes charged to operations for the year ended December 31, 1993 consists of the following:

                Current:
                  Federal                                $  4,175,706
                  Foreign                                     611,451
                  State                                     1,363,116
                                                         ------------
                                                         $  6,150,273
                                                         ============
                Deferred:
                  Federal                                $    786,459
                  Foreign                                         - -
                  State                                       151,632
                                                         ------------
                                                         $    938,091
                                                         ============
                                                         $  7,088,364
                                                         ============

             The income tax provision differs from the amount of income tax de-termined by applying the U.S. federal income tax rate to pretax income for the year ended December 31, 1993 due to the following:

                                                                  % Income
                                                                Before Taxes
                                                                ------------
                Computed "expected" tax expense                    35.0%
                  Increase (reduction) in taxes resulting from:
                    Income taxed at lower U.S. federal rates        (.6%)
                    State taxes, net of federal benefit             6.2%
                    Higher rate on earnings of foreign
                      operations                                     .3%
                    Federal tax credits                             (.6%)
                    Other                                           1.9%
                                                                ------------
                                                                   42.2%
                                                                ============












                                       - 31 -
             As discussed above, the Corporation accounted for income taxes us-ing the deferred method as prescribed by APB 11 for the years ended December 31, 1992 and 1991. The provision for income taxes charged to operations for the years ended December 31, 1992 and 1991 consist of the following:

                                          1992              1991
                                      ------------      ------------
                Current:
                  Federal             $  5,341,103      $  2,282,490
                  Foreign                   58,014               - -
                  State                    933,126           512,992
                                      ------------      ------------
                                      $  6,332,243      $  2,795,482
                                      ============      ============
                Deferred:
                  Federal (benefit)   $    337,681      $ (1,719,902)
                  Foreign                      - -               - -
                  State (benefit)           72,632          (212,166)
                                      ------------      ------------
                                      $    410,313      $ (1,932,068)
                                      ============      ============
                                      $  6,742,556      $    863,414
                                      ============      ============

             The components of deferred income taxes (benefits) are as follows:

                                          1992              1991
                                      ------------      ------------
                Depreciation          $    978,439      $    316,389
                Provision for
                  doubtful accounts       (131,092)          130,613
                Employee benefits         (223,157)         (198,208)
                Inventory basis
                  differences             (152,242)           67,488
                Provision for
                  restructuring charge         - -          (378,008)
                Differences arising
                  from asset disposals         - -        (1,870,342)
                Other                      (61,635)              - -
                                      ------------      ------------
                                      $    410,313      $ (1,932,068)
                                      ============      ============
















                                       - 32 -
             A comparison of the federal statutory tax rate for 1992 and 1991 to the Corporation's effective tax rate is as follows:

                                                       1992            1991
                                                   ------------    ------------
                U.S. Federal income tax rate           34.0%           34.0%
                Increases (reductions) in taxes
                  resulting from:
                   State taxes, net of federal benefit  3.9%            5.3%
                   Federal tax credits                  (.2%)          (3.4%)
                   Other                                 .7%             - -
                                                   ------------    ------------
                Effective tax rate                     38.4%           35.9%
                                                   ============    ============

    Note 8.  Benefit Plans

             Defined Benefit Plans

             The net pension cost for defined benefit plans included the fol-lowing components:
                                               1993        1992        1991
                                            ----------  ----------  ----------
          Benefits earned during the year   $  242,837  $  332,385  $  150,752
          Interest cost on projected
            benefit obligation                 654,682     376,887     274,856
          Actual (return) on assets           (592,401)   (238,740)   (541,640)
          Net amortization and deferral         94,403     (76,955)    324,714
                                            ----------  ----------  ----------
          Net pension cost                  $  399,521  $  393,577  $  208,682
                                            ==========  ==========  ==========

             The funded status of the defined benefit pension plans as of December 31, 1993 was as follows:
                                                  Overfunded     Underfunded
                                                 ------------   ------------
          Actuarial present value:
            Vested benefit obligation            $  3,621,125   $  4,872,868
            Nonvested benefit obligation               33,993        135,445
                                                 ------------   ------------
          Accumulated benefit obligation         $  3,655,118   $  5,008,313
          Effect of projected compensation
            increases                                 245,505        835,731
                                                 ------------   ------------
          Projected benefit obligation           $  3,900,623   $  5,844,044
          Fair value of plan assets                 4,515,461      3,559,672
                                                 ------------   ------------
          Plan assets in excess of (less than)
            projected benefit obligation         $    614,838   $ (2,284,372)
          Unrecognized net loss                        26,088        681,322
          Unrecognized prior service costs                - -        629,931
          Unrecognized net (asset) obligation
            at initial adoption of FAS 87            (436,385)        30,286
          Adjustment required to recognize
            minimum liability                             - -       (505,808)
                                                 ------------   ------------
          Prepaid (accrued) pension cost         $    204,541   $ (1,448,641)
                                                 ============   ============

                                       - 33 -
             The funded status of the defined benefit pension plans as of December 31, 1992 was as follows:
                                                  Overfunded     Underfunded
                                                 ------------   ------------
          Actuarial present value:
            Vested benefit obligation            $  3,180,848   $  4,429,309
            Nonvested benefit obligation               35,393        118,666
                                                 ------------   ------------
          Accumulated benefit obligation         $  3,216,241   $  4,547,975
          Effect of projected compensation
            increases                                 239,882        987,956
                                                 ------------   ------------
          Projected benefit obligation           $  3,456,123   $  5,535,931
          Fair value of plan assets                 4,255,962      3,306,366
                                                 ------------   ------------
          Plan assets in excess of (less than)
            projected benefit obligation         $    799,839   $ (2,229,565)
          Unrecognized net (gain) loss               (265,771)       790,874
          Unrecognized prior service costs                - -        692,336
          Unrecognized net (asset) obligation at
            initial adoption of FAS 87               (395,048)       142,482
          Adjustment required to recognize
            minimum liability                             - -       (729,969)
                                                 ------------   ------------
          Prepaid (accrued) pension cost         $    139,020   $ (1,333,842)
                                                 ============   ============

             Discount rates for the plans ranged from 7% to 8%. The assumed long-term rates of return on plan assets were also 7% to 8%. The assumed rate of increase in future compensation levels ranged from 5% to 7%. The unrecognized asset(liability) at the initial adop-tion of FAS 87 is being amortized on a straight-line basis over the average remaining service period of plan participants. Plan assets consist of listed common stocks, corporate and government bonds and short-term investments.

             Retirement Savings Plan

             The expense associated with the Retirement Savings Plan was $2,218,558 for 1993, $1,685,623 for 1992 and $848,112 for 1991.

             Deferred Compensation Plan

             During 1985, the Corporation initiated a deferred compensation program for key employees of the Corporation. Under this program, the Corporation has agreed to pay each covered employee a certain sum annually for fifteen years upon their retirement or, in the event of their death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by his voluntary action or discharge for cause) before they attain age 65. In that event, the amount of the benefit depends on the employee's years of service with the Corporation (with full bene-fit paid only if the employee has completed 25 years of service). The Corporation has purchased individual life insurance contracts with respect to each employee covered by this program.




                                       - 34 -
             The Corporation is the owner and beneficiary of the insurance con-tracts. The employees are general creditors of the Corporation with respect to these benefits. The expense associated with the Deferred Compensation plan was $196,064 for 1993, $91,213 for 1992 and $41,472 for 1991.

             Postretirement Benefit Plan

             At January 1, 1993 the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement re-quires the Corporation to recognize the estimated costs of provid-ing certain postretirement benefits to former employees of the Corporation. The Corporation elected to recognize the transition obligation immediately as the effect of an accounting change.
             This change resulted in a one-time charge to income in 1993 of $375,150, net of deferred income taxes of $239,850. Annual net postretirement benefit costs are determined on a actuarial basis. Net periodic postretirement benefit cost included the following components for the year ended December 31, 1993: Interest expense on accumulated postretirement benefit obligation of $40,000 and net experience gains of $95,000.

             Postretirement benefit obligations at December 31, 1993, none of which are funded, are summarized as follows:

                Accumulated postretirement benefit
                  obligation, retirees                      $    460,000
                Plan assets                                          - -
                                                            ------------
                Accumulated postretirement benefit
                  obligation in excess of plan assets       $    460,000
                Unrecognized transition obligation                   - -
                Unrecognized net experience losses (gains)           - -
                                                            ------------
                Accrued postretirement benefit obligation   $    460,000
                                                            ============

             For measurement purposes, a 16% annual rate of increase in per capita health care costs of covered benefits was assumed for 1993, with such annual rate of increase gradually declining to 6% in 2003. If assumed health care cost trend rates were increased by one percentage point in each year, the accumulated postretirement benefit obligation at December 31, 1993 would be increased by $12,000 and the interest cost component of net periodic postre-tirement benefit cost for the year ended December 31, 1993 would be increased by $1,000.

    Note 9.  Leases

             The Corporation and its subsidiaries lease various plant and ware-house facilities along with various equipment. Leases for the plant and warehouse facilities and capitalized leases for machin-ery and equipment generally require the payment of appropriate taxes, insurance and maintenance costs. Most non-capitalized




                                       - 35 -
             leases, except for the lease of facilities in New Jersey by a sub-sidiary, are cancelable within a limited period of time. The facility in New Jersey is leased under a noncancelable agreement that expires June 30, 1997.

                                                 Minimum
                                                  Rental      Capitalized
                                               Commitments       Leases
                                               ------------   ------------
                       1994                    $    462,922   $     80,426
                       1995                         444,629         72,103
                       1996                         439,717         16,981
                       1997                         219,672            - -
                       1998                             735            - -
                                               ------------   ------------
                                               $  1,567,675   $    169,510
                                               ============

                Less amount representing interest                   19,685
                                                              ------------
                Present value of net minimum lease payments   $    149,825
                                                              ============

             Net rental expense for all non-capitalized leases for the years ended 1993, 1992 and 1991 was $1,283,084, $471,795 and $435,208,
             respectively.

    Note 10. Research and Development

             Research and development costs charged to expense were $2,126,346 in 1993, $1,572,547 in 1992 and $1,292,722 in 1991.

    Note 11. Restructuring of Operations

             In 1991, in response to economic pressures, the Corporation implemented a business strategy designed to improve operating efficiency. Activities associated with the restructuring in-cluded the abandonment and disposal of non-productive assets, consolidation of operations including rigging and relocation of molding machines and related support facilities and severance costs associated with terminated employees. During 1993, the Corporation reduced operating expenses $969,251 due to a change in accounting estimate for restructuring charges that the Corporation recorded against operations in 1991. The effect of the change in accounting estimate was to increase net income $591,243, net of related income tax effect of $378,008. Net income per common share increased by $0.04 due to the change.

    Note 12. Commitments and Contingencies

             Environmental Matters

             The Corporation continues to modify, on an ongoing, regular basis, certain of its processes which may have an environmental impact. The Corporation's efforts in this regard include the removal of many of its underground storage tanks and the reduction or elimi-nation of certain chemicals and wastes in its operations.


                                       - 36 -
             Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, the Corporation's financial statements reflect the cost of these ongoing modifica-tions. Management believes that the continuing costs to the Corporation of environmental compliance will not result in a mate-rial adverse effect on its future financial condition or results of operations.

    Note 13. Business Segment Information

             The Corporation's operations are classified principally into two business segments; Calendered and Molded Plastics Products ("Plastics Products") and Lawn and Garden Consumer Products ("Consumer Products"). The Plastics Products segment primarily involves the manufacture of calendered and injection-molded plas-tics products for the automotive and specialty plastics manufac-turing industries. The Consumer Products segment primarily in-volves the manufacture and distribution of a wide range of lawn and garden products. Operating profit represents net sales less operating expenses for each segment and excludes general corporate expenses and non-operating revenues and expenses. Identifiable as-sets for each segment represent those assets used in the Corporation's operations and exclude general corporate assets. General corporate assets include cash, investments and other non-operating assets.

             Net Sales for the Plastics Products segment to the divisions and subsidiaries of Ford Motor Company amounted to $86,589,527 (29.6% of net sales) in 1993, $84,100,032 (38.5% of net sales) in 1992 and $76,782,607 (39.1% of net sales) in 1991.

             Receivables at December 31, 1993 and 1992 from Ford Motor Company were $20,285,433 and $13,927,855, respectively.

             Business Segment Information

                                    1993           1992           1991
                                ------------   ------------   ------------
      Net Sales By Classes of
        Similar Products
        Plastics Products       $251,742,441   $216,055,429   $196,374,954
        Consumer Products         40,513,273      2,402,836(a)         - -
                                ------------   ------------   ------------
      Total Net Sales           $292,255,714   $218,458,265   $196,374,954
                                ============   ============   ============
      Operating Profit (Loss)
        Plastics Products       $ 26,401,507   $ 23,574,503   $  7,653,508(b)
        Consumer Products          2,057,052       (279,775)(a)        - -
                                ------------   ------------   ------------
      Total Operating Profit    $ 28,458,559   $ 23,294,728   $  7,653,508
      General Corporate Expenses   9,485,791      5,573,761      4,696,264
      Non-operating
        Revenue(Expense)          (2,175,286)      (175,999)      (554,330)
                                ------------   ------------   ------------
      Income Before Income Taxes
        and Cumulative Effect
        of Accounting Changes   $ 16,797,482   $ 17,544,968   $  2,402,914
                                ============   ============   ============

                                       - 37 -
                                    1993           1992           1991
                                ------------   ------------   ------------
      Identifiable Assets
        Plastics Products       $165,660,063   $135,855,781   $137,413,010
        Consumer Products         25,394,702     23,560,028            - -
                                ------------   ------------   ------------
      Total Identifiable Assets $191,054,765   $159,415,809   $137,413,010
        General Corporate
          Assets                  13,820,941     14,646,660     13,169,773
                                ------------   ------------   ------------
      Total Assets              $204,875,706   $174,062,469   $150,582,783
                                ============   ============   ============
      Capital Expenditures
        Plastics Products       $ 15,193,167   $  6,384,938   $  7,180,186
        Consumer Products          1,351,516         32,502(a)         - -
        General Corporate             86,531        299,654        189,371
                                ------------   ------------   ------------
      Total Capital
        Expenditures            $ 16,631,214   $  6,717,094   $  7,369,557
                                ============   ============   ============
      Depreciation and
        Amortization
          Plastics Products     $  9,651,506   $  9,164,057   $  9,503,197
          Consumer Products        1,402,596        104,520(a)         - -
          General Corporate          384,268        354,635        355,877
                                ------------   ------------   ------------
      Total Depreciation
        and Amortization        $ 11,438,370   $  9,623,212   $  9,859,074
                                ============   ============   ============

             (a) Includes activity only from acquisition of business at November 24, 1992 through December 31, 1992.

             (b)  Includes restructuring charge of $5,025,000.

    Note 14. Incentive Stock Option Plan

             The Corporation has an incentive stock option plan under which options may be granted to certain key employees for the purchase of the Corporation's common stock. The effective date of the plan was January 29, 1985. The plan will expire on January 28, 1995 unless terminated by the Board of Directors at an earlier date. The original number of shares authorized under the plan totaled 50,000 shares. Antidulutive provisions in the plan required an increase in authorized shares to 165,886 shares for stock dividends and distributions that occurred during 1989, 1988, 1987, 1986 and 1985. The option price covered by an option cannot be less than 100% of fair market value of the common stock on the date of grant.

             As of December 31, 1993, options for 161,018 shares remained unex-ercised and 4,868 shares are reserved for the grant of future options. Options for 1,000 shares at an exercise price of $10.50 per share were granted during 1993. Options for 55,820 shares at an exercise price of $8.42 per share were granted during 1992.
             No options were granted during 1991.



                                       - 38 -
             Options for 2,000 shares during 1993, 41,831 shares in 1992 and 13,500 shares in 1991 were forfeited. No options were exercised during 1993, 1992 or 1991.

    Note 15. Fair Value of Financial Instruments

             The Corporation estimates that each category of financial instruments; including cash, trade receivables and payables, investments and debt instruments, approximate current value at December 31, 1993.

    Note 16. Supplemental Cash Flow Information

             Supplemental Disclosure of Cash Flow Information

                                               1993        1992        1991
                                            ----------  ----------  ----------
             Cash payments for interest,
               net of interest capitalized  $2,028,606  $  777,636  $1,398,337
                                            ==========  ==========  ==========

             Cash payment for income taxes  $7,964,853  $5,356,385  $3,166,256
                                            ==========  ==========  ==========

             Supplemental Schedule of Noncash Investment Activities

                The Corporation's 1993 business acquisition involved the following:

                  Fair value of assets acquired, other than
                    cash and cash equivalents                   $  8,173,416
                      Liabilities assumed                        ( 7,019,773)
                                                                ------------
                      Cash payments made                        $  1,153,643
                                                                ============

                The Corporation's 1992 business acquisition involved the following:

                  Fair value of assets acquired, other than
                    cash and cash equivalents                   $ 20,803,464
                      Liabilities assumed                         (7,288,802)
                      Notes issued to others                      (6,143,424)
                      Notes issued to sellers                     (1,662,543)
                                                                ------------
                      Cash payments made                        $  5,708,695
                                                                ============

             In 1991 the Corporation received notes receivable totaling $1,215,000 as the proceeds from the sale of certain business operations.








                                       - 39 -
    Note 17. Supplemental Financial Data (Unaudited)

                                                Quarter Ended
                             --------------------------------------------------
          1993                March 31      June 30   September 30  December 31
                             -----------  -----------  -----------  -----------
          Net sales          $70,847,999  $80,243,845  $66,507,215  $74,656,655
          Gross profit       $ 9,704,477  $13,607,242  $ 7,812,656  $ 9,327,460
          Net income         $ 2,290,286  $ 4,282,031  $ 1,961,678  $ 1,480,461
          Earnings per share $       .14  $       .26  $       .12  $       .09
          Dividends declared $       .07  $       .07  $       .07  $       .07
          Market price per
            share:
              High                11 7/8       12 5/8       12           11 3/8
              Low                  9 1/4        9 5/8       10            8 1/2

                                                Quarter Ended
                             --------------------------------------------------
          1992                March 31      June 30   September 30  December 31
                             -----------  -----------  -----------  -----------
          Net sales          $52,491,921  $56,628,552  $52,636,445  $56,701,347
          Gross profit       $ 5,811,959  $ 8,029,174  $ 7,706,237  $ 8,917,197
          Net income         $ 1,705,374  $ 3,222,212  $ 2,930,266  $ 2,944,560
          Earnings per share $       .10  $       .20  $       .18  $       .18
          Dividends declared $       .07  $       .07  $       .07  $       .07
          Market price per
            share:
              High                 9 7/8        9 1/2        9 7/8        9 7/8
              Low                  7 1/2        7 7/8        8 1/4        7 7/8






























                                       - 40 -
    Item 9.  Changes in and Disagreements with Accountants on Accounting and
             ---------------------------------------------------------------
             Financial Disclosure.
             ---------------------

                        None.





















































                                       - 41 -
                                      PART III
                                      --------

    Item 10. Directors and Executive Officers of the Registrant.
             ---------------------------------------------------

             For information with respect to the Corporation's Directors and Director nominees, see pages 3 through 6 of the Corporation's definitive Proxy Statement dated April 1, 1994, which pages are incorporated herein by reference.

                          Executive Officers of the Registrant

             The names, ages, and positions of the executive officers of O'Sullivan Corporation as of January 31, 1994, are listed below. All officers are elected by the Board for a one-year term. There are no family relationships among officers, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
                                                                      Served as
                                                                       Officer
                     Name           Age             Office              Since
             ---------------------  ---  ---------------------------   --------
             Arthur H. Bryant, II    51   Chairman of the Board          1975

             James T. Holland        53   President                      1976

             Anthony A. Barone       44   Vice President and Secretary   1984

             Robert C. Westfall      51   Vice President                 1979

             John S. Campbell        43   Vice President                 1986

             James L. Tremoulis      40   Vice President                 1986

             Phillip S. Griffin      55   Vice President                 1975

             William O. Bauserman    50   Vice President                 1987

             Dee S. Johnston         57   Vice President                 1992

             Ewen A. Campbell        46   Vice President                 1993

             Edgar W. Roller         64   Vice President                 1994

             C. Bryant Nickerson     47   Treasurer                      1986

             Mr. Bryant held the office of Executive Vice President from April, 1975 until his election as President in April, 1976. He was elected Chairman of the Board and Chief Executive Officer in April, 1984.

             Mr. Holland was elected Treasurer in July, 1976, Vice President and Treasurer in April, 1979, Executive Vice President and Chief Operating Officer in April, 1984 and President and Chief Operating Officer in April, 1986. He also was elected to the Board of Directors in October, 1984.


                                       - 42 -
             Mr. Barone joined O'Sullivan Corporation in 1984 serving as Treasurer and Chief Financial Officer. He was elected Secretary of the Corporation in July, 1985 and Vice President and Secretary in April, 1986.

             Mr. Westfall has been employed by the Corporation since 1965. He has progressed from chemist, to quality control manager, to plant manager, to Vice President, Research and Development in April, 1979.

             Mr. J. S. Campbell has been employed by the Corporation since 1973. He has served the Corporation both in the sales area and in the management of manufacturing operations for the calendered plastics products area of the Corporation. He has served as Vice President since April, 1986.

             Mr. Tremoulis has been employed by the Corporation since 1980 in the sales area. He has served as Vice President since April, 1986.

             Mr. Griffin has been employed by the Corporation since 1968. Mr. Griffin has served the Company in various capacities in sales, manufacturing and management related areas. Elected as Vice President in 1975, Mr. Griffin now serves as President of Melnor Inc., a subsidiary of O'Sullivan Corporation.

             Mr. Bauserman has been employed by the Corporation since 1968. During his employment he has served in various capacities within the data processing environment. He has served as Vice President, Management Information Services since April, 1987.

             Mrs. Johnston has been employed by the Corporation since 1976. During that time she has served in various capacities within the corporate purchasing department, most recently as Director of Purchasing for O'Sullivan Corporation. Mrs. Johnston has served as Vice President since January, 1992.

             Mr. E. A. Campbell has been employed by the Corporation since 1991, as Director of Technical Services. Mr. Campbell received his BSC. in chemistry and his PhD. in Organic Chemistry from the University of Edinburg, Scotland. Prior to his employment with O'Sullivan Corporation he was employed with Duraplex Industries, in Scotland, Tenneco Chemicals and Haygro Sales, Inc. in the United States. Mr. Campbell's technical background in chemistry has allowed him to work in various areas of the Company's compounding and research and development activities. Mr. Campbell has served as Vice President since July, 1993.

             Mr. Roller has been employed by the Corporation since 1986, originally as an industrial engineer. In 1988, Mr. Roller was reassigned to the Human Resources Department where he became Corporate Manager of Compensation. He remained in that position until his promotion to Vice President of Human Resources in January, 1994. Prior to his employment with O'Sullivan Corporation, Mr. Roller was employed by U.S. Steel in various industrial engineering capacities.



                                       - 43 -
             Mr. Nickerson has been employed by the Corporation since 1973. He has held various responsibilities within the corporate financial area, progressing from general accountant, to Controller, to Treasurer and Chief Accounting Officer in April, 1986.























































                                       - 44 -
    Item 11. Executive Compensation.
             -----------------------

             See Page 7 through 11 of the Corporation's Proxy Statement dated April 1, 1994, which pages are incorporated herein by reference.

    Item 12. Security Ownership of Certain Beneficial Owners and Management.
             ---------------------------------------------------------------

             See Pages 3 through 6 of the Corporation's Proxy Statement dated April 1, 1994, which information in incorporated herein by reference.















































                                       - 45 -
    Item 13. Certain Relationships and Related Transactions.
             -----------------------------------------------

             There were no transactions during 1993 that would be applicable for disclosure under this item.






















































                                       - 46 -
                                       PART IV
                                       -------

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
             ----------------------------------------------------------------

                                                                         Page
                                                                         ----
             (a) 1. Financial Statements
                    --------------------

                    Included in Part II, Item 8, of this report:

                      Report of Independent Auditors                      15

                      Consolidated Balance Sheets at December 31, 1993
                        and 1992                                          16

                      Consolidated Statements of Income for the years
                        ended December 31, 1993, 1992 and 1991            17

                      Consolidated Statements of Cash Flows for the
                        years ended December 31, 1993, 1992 and 1991     18-19

                      Consolidated Statements of Changes in
                        Shareholders' Equity for the years ended
                        December 31, 1993, 1992 and 1991                  20

                      Consolidated Notes to Financial Statements         21-40

             (a) 2. Financial Statement Schedules
                    -----------------------------

                    Included in Part IV of this report:

                      Report of Independent Auditors on
                        Financial Statement Schedules                     49

                    For the years ended December 31, 1993, 1992
                        and 1991:

                    Schedule V    - Property, Plant and Equipment        50-51

                    Schedule VI   - Accumulated Depreciation of
                                      Property, Plant and Equipment       52

                    Schedule VIII - Valuation and Qualifying
                                      Accounts and Reserves               53

                    Schedule IX   - Short-Term Borrowings                 54

                    Schedule X    - Supplementary Income Statement
                                      Information                         55






                                       - 47 -
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
             ----------------------------------------------------------------
             (Continued)

             (a) 3. Exhibits:                                             Page
                    ---------                                             ----

                  3.1  O'Sullivan Corporation Amended and Restated
                         Articles of Incorporation, including the
                         Articles of Amendment, dated April 30, 1985, filed with the State Corporation Commission of Virginia on May 6, 1985, adopted by stock-holders of O'Sullivan Corporation at the annual meeting held April 30, 1985. (Incorporated by reference to the March 31, 1985, Quarterly Report on Form 10-Q of the Company.)

                  3.2  O'Sullivan Corporation bylaws as amended to
                         January 29, 1985. (Incorporated by reference to the March 31, 1985, Quarterly Report on Form 10-Q of the Company.)

                  3.3  O'Sullivan Corporation bylaws Amended and Restated
                         Articles of Incorporation dated April 25, 1989, filed with the State Corporation Commission of Virginia on May 5, 1989, adopted by stockholders of O'Sullivan Corporation at the annual meeting held April 25, 1989 (Incorporated by reference to the March 31, 1989 Quarterly Report on Form 10-Q of the Company.)

                  23.  Consent of Experts - filed herewith.

                  24.  Power of Attorney - filed herewith.

                  99.2 Form 11-K for 1985 Incentive Stock Option Plan -
                         filed herewith.

                  99.3 1985 Incentive Stock Option Plan.  Amended and
                         Restated as of July 27, 1993, and filed herewith as part of the Form 11-K for the fiscal year ended December 31, 1993.

             (b).   Reports on Form 8-K.
                    --------------------

                  There were no Form 8-K filings during 1993.

             (c).   Index to Exhibits.                                     58
                    ------------------









                                       - 48 -






                               INDEPENDENT AUDITOR'S REPORT
                             ON FINANCIAL STATEMENT SCHEDULES




    To the Stockholders and Board of Directors of the O'Sullivan Corporation



           The examination referred to in our opinion dated February 1, 1994 of the consolidated financial statements as of December 31, 1993 and 1992 and for the three years ended December 31, 1993, 1992 and 1991 included the related supplemental financial schedules as listed in Item 14(a)2, which, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


                                              /s/ YOUNT, HYDE & BARBOUR, P.C.

































                                       - 49 -
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES          Schedule V
                         PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 1993, 1992 and 1991


  Column A    Column B     Column C      Column D      Column E       Column F
- ------------ -----------  -----------   -----------   -----------   ------------

             Balance at                                  Other        Balance
              Beginning    Additions                    Changes        at End
Class          of Year      at Cost     Retirements   Add (Deduct)    of Year
- ------------ ----------- ------------   -----------   -----------   ------------
1993:

Land        $  1,931,340 $    124,050   $       - -   $    (2,323)  $  2,053,067
Buildings     43,888,616    5,288,407           - -       (42,874)    49,134,149
Machinery and
 Equipment    88,729,643   11,924,651       564,296     2,292,302    102,382,300
Transportation
 Equipment     3,510,186           57           - -           - -      3,510,243
Property under
 Capital Leases  885,085          - -           - -      (885,085)           - -
            ------------ ------------   -----------   -----------   ------------
 Totals     $138,944,870 $ 17,337,165(A)$   564,296   $ 1,362,020(E)$157,079,759
            ============ ============   ===========   ===========   ============
1992:

Land        $  1,690,713 $    239,985   $       - -   $       642   $  1,931,340
Buildings     40,769,034    3,107,726           - -        11,856     43,888,616
Machinery and
 Equipment    78,983,605   11,066,850     1,340,358        19,546     88,729,643
Transportation
 Equipment     3,449,578       77,650        17,042           - -      3,510,186
Property under
 Capital Leases  871,585       13,500           - -           - -        885,085
            ------------ ------------   -----------   -----------   ------------
 Totals     $125,764,515 $ 14,505,711(B)$ 1,357,400   $    32,044(F)$138,944,870
            ============ ============   ===========   ===========   ============
1991:

Land        $  1,738,713 $        - -   $    48,000   $       - -   $  1,690,713
Buildings     41,389,720      280,313       165,131      (735,868)    40,769,034
Machinery and
 Equipment    78,142,330    4,121,222    10,771,053     7,491,106     78,983,605
Transportation
 Equipment     3,417,177      545,990       540,437        26,848      3,449,578
Property under
 Capital Lease   724,765      146,820           - -           - -        871,585
Construction in
 Progress      4,353,661    2,428,425           - -    (6,782,086)           - -
            ------------ ------------   -----------   -----------   ------------
 Totals     $129,766,366 $  7,522,770(C)$11,524,621(D)$       - -(G)$125,764,515
            ============ ============   ===========   ===========   ============






                                       - 50 -
    Note (A) - Represents additions purchased for cash, except for assets with a value of $59,202 acquired through the incurring of capital lease obligations and long-term debt.

    Note (B) - 1992 additions include the following assets acquired as part of a business acquisition treated as a purchase: Land - $58,078; Buildings - $1,422,842; and Machinery and Equipment - $6,294,197.

    Note (C) - Represents additions purchased for cash, except for the incur-
               ring of capital lease obligations in the amount of $146,820. Additions for Construction in Progress includes $2,428,425 in current year expenditures to complete projects initiated in prior years. These expenditures include $2,179,464 for completion of injection molding machines committed for under a machine replacement program.

    Note (D) - Retirements include $6,221,214 of machinery and equipment with-
               drawn as non-productive assets as part of a restructuring plan, net of estimated salvage value.

    Note (E) - Includes foreign currency translation adjustments of $(122,186), net account reclassifications of $(70,096) and other adjustments of $1,554,302 resulting from a business acquisition.

    Note (F) - Foreign currency translation adjustment.

    Note (G) - Reclassification of accounts.

    Note (H) - The method and rates used in computing the annual provision for depreciation are described in Note 1. of the Accompanying Notes to Consolidated Financial Statements.



























                                       - 51 -
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES         Schedule VI
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 1993, 1992 and 1991

   Column A     Column B     Column C      Column D     Column E     Column F
- -------------- -----------  -----------   ----------   ----------   -----------
                             Additions
               Balance at   Charged to                   Other        Balance
                Beginning    Costs and                  Changes       at End
Classification   of Year      Expense     Retirements  Add(Deduct)    of Year
- -------------- -----------  -----------   ----------   ----------   -----------
1993:
Buildings      $10,213,511  $ 1,861,690   $      - -   $  (10,956)  $12,064,245
Machinery and
 Equipment      39,284,640    9,260,867      226,251      715,549    49,034,805
Transportation
 Equipment       2,084,505       48,720          - -          - -     2,133,225
Property under
 Capital Leases    600,741       69,869          - -     (670,610)          - -
               -----------  -----------   ----------   ----------   -----------
 Totals        $52,183,397  $11,241,146   $  226,251   $   33,983(C)$63,232,275
               ===========  ===========   ==========   ==========   ===========
1992:
Buildings      $ 8,359,646  $ 1,851,024   $      - -   $    2,841    $10,213,511
Machinery and
 Equipment      31,165,589    8,949,852      843,927       13,126     39,284,640
Transportation
 Equipment       2,053,412       43,753       12,660          - -      2,084,505
Property under
 Capital Leases    399,856      200,885          - -          - -        600,741
               -----------  -----------   -----------   ----------   -----------
 Totals        $41,978,503  $11,045,514(A)$   856,587   $   15,967(D)$52,183,397
               ===========  ===========   ===========   ==========   ===========
1991:
Buildings      $ 7,116,916  $ 1,569,445   $    30,394   $ (296,321)  $ 8,359,646
Machinery and
 Equipment      27,283,418    7,918,264     4,326,964      290,871    31,165,589
Transportation
 Equipment       2,280,038      113,976       346,052        5,450     2,053,412
Property under
 Capital Leases    142,467      257,389           - -          - -       399,856
               -----------  -----------   -----------   ----------   -----------
 Totals        $36,822,839  $ 9,859,074   $ 4,703,410(B)$      - -(E)$41,978,503
               ===========  ===========   ===========   ==========   ===========
Note (A) - 1992 additions include the following accumulated depreciation amounts established in conjunction with a business acquisition treated as a purchase: Buildings - $256,322; Machinery and Equipment - $1,179,027.

Note (B) - Retirements include accumulated depreciation of $2,165,466 for machinery and equipment withdrawn as non-productive assets as part of a restructuring plan.

Note (C) - Includes foreign currency translations adjustment of $(63,385), account reclassifications and other adjustment of $97,368 resulting from a business acquisition.

Note (D) - Foreign currency translation adjustments.

Note (E) - Reclassification of accounts.
                                       - 52 -
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES        Schedule VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years Ended December 31, 1993, 1992 and 1991


  Column A    Column B            Column C                Column D     Column E
- ------------ ----------  -----------------------------   ----------   ----------

                                  Additions
                         -----------------------------
                           (1)       (2)        (3)
                                              Addition
            Balance at  Charged to  Charged     from                    Balance
             Beginning  Costs and  To Other   Business                  At End
Description   of Year    Expense   Accounts  Acquisition Deductions     of Year
- ------------ ----------  --------  --------   --------   ----------   ----------
1993:
 Allowance for
   Doubtful
   Accounts  $1,804,676  $209,719  $118,633(A)$ 27,013(B)$1,026,248(C)$1,133,793
             ==========  ========  ========   ========   ==========   ==========
1992:
 Allowance for
   Doubtful
   Accounts  $  683,601  $710,443  $ 40,614(A)$871,056(B)$  501,038(C)$1,804,676
             ==========  ========  ========   ========   ==========   ==========
1991:
 Allowance for
   Doubtful
   Accounts  $1,018,487  $550,000  $  5,241(A)$    - -   $  890,127(C)$  683,601
             ==========  ========  ========   ========   ==========   ==========

    Note (A) - Recoveries of accounts written off.

    Note (B) - Allowance for doubtful accounts established at acquisition date for businesses acquired in 1993 and 1992.

    Note (C) - Write-offs of uncollectible accounts.





















                                       - 53 -
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES         Schedule IX
                             SHORT-TERM BORROWINGS
                  Years Ended December 31, 1993, 1992 and 1991


       Column A           Column B    Column C   Column D    Column E   Column F
- ----------------------   -----------  -------  -----------  -----------  -------

                                                                        Weighted
                                                Maximum      Average    Average
      Category of          Balance   Weighted    Amount       Amount    Interest
      Aggregate              at       Average  Outstanding  Outstanding   Rate
      Short-Term           End of    Interest   During the   During the  During
      Borrowings            Year       Rate       Year         Year     the Year
- ----------------------   -----------  -------  -----------  -----------  -------
1993:
Notes payable to
  finance company (A)    $ 8,483,977   7.50%   $13,562,380  $ 9,533,571(B) 7.50%
Notes payable to
  banks (C)              $       - -     - -   $       - -  $       - -      - -

1992:
Notes payable to
  finance company (A)    $ 6,748,982   7.50%   $ 6,748,982  $ 4,843,479(B) 7.50%
Notes payable to
  banks (C)              $       - -     - -   $       - -  $       - -      - -

1991:
Notes payable to
  banks (C)              $       - -     - -   $       - -  $       - -      - -



    Note (A) - Refer to Note 5. (Short-Term Debt section) of the Accompanying
               Notes to Consolidated Financial Statements for a detailed explanation of Notes Payable to a finance company, including interest rates.

    Note (B) - The average amount outstanding during the year was computed by dividing the total of daily outstanding principal balances by the number of days short-term borrowing was utilized (365 days for 1993 and 37 days for 1992).

    Note (C) - The line of credit against which the Corporation has obtained funds is scheduled to expire June 22, 1995. Note 5. of the Accompanying Notes to Consolidated Financial Statements contains additional pertinent information regarding the line of credit loans.











                                       - 54 -
                        O'SULLIVAN CORPORATION AND SUBSIDIARIES     Schedule X
                       SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      Years Ended December 31, 1993, 1992 and 1991


           Column A                              Column B
    -----------------------       ---------------------------------------
                                       Charged to Costs and Expenses
                                  ---------------------------------------
            Item                      1993          1992          1991
                                  -----------   -----------   -----------
    Maintenance and Repairs       $ 6,073,207   $ 4,611,707   $ 4,962,780
                                  -----------   -----------   -----------

    Depreciation and Amortization
      of Intangible Assets             *             *             *

    Taxes, Other than Payroll
      and Income Taxes                 *             *             *

    Royalties                          *             *             *

    Advertising                        *             *             *






                     * Less than 1% of Net Sales





























                                       - 55 -
                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     O'SULLIVAN CORPORATION
    March 29,  1994                                By:  /s/ Anthony A. Barone
    ---------------                                ---------------------------
        Date                                            Anthony A. Barone
                                                    Vice President, Secretary
                                                   and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates given.

      Arthur H. Bryant, II *                                    March 29, 1994
      ----------------------                                    --------------
      Arthur H. Bryant, II       Chairman, Chief Executive           Date
                                   Officer and Director
      /s/ James T. Holland                                      March 29, 1994
      ----------------------                                    --------------
      James T. Holland          President, Chief Operating           Date
                                   Officer and Director
      /s/ Anthony A. Barone                                     March 29, 1994
      ----------------------                                    --------------
      Anthony A. Barone         Vice President, Secretary            Date
                               and Chief Financial Officer
      /s/ C. Bryant Nickerson                                   March 29, 1994
      ----------------------                                    --------------
      C. Bryant Nickerson          Treasurer and Chief               Date
                                   Accounting Officer
      John J. Armstrong *                                       March 29, 1994
      ----------------------                                    --------------
      John J. Armstrong                 Director                     Date

      Harry F. Byrd, Jr. *                                      March 29, 1994
      ----------------------                                    --------------
      Harry F. Byrd, Jr.                Director                     Date

      Max C. Chapman, Jr. *                                     March 29, 1994
      ----------------------                                    --------------
      Max C. Chapman, Jr.               Director                     Date

      James P. Jamieson *                                       March 29, 1994
      ----------------------                                    --------------
      James P. Jamieson                 Director                     Date

      Paul Terretta *                                           March 29, 1994
      ----------------------                                    --------------
      Paul Terretta                     Director                     Date

      Alexander W. Neal, Jr. *                                  March 29, 1994
      ----------------------                                    --------------
      Alexander W. Neal, Jr.            Director                     Date



                                       - 56 -
      Magalen O. Bryant *                                       March 29, 1994
      ----------------------                                    --------------
      Magalen O. Bryant                 Director                     Date

      C. Hugh Bloom, Jr. *                                      March 29, 1994
      ----------------------                                    --------------
      C. Hugh Bloom, Jr.                Director                     Date

      C. Ridgely White *                                        March 29, 1994
      ----------------------                                    --------------
      C. Ridgely White                  Director                     Date


                             * By: /s/ James T. Holland
                                  ---------------------
                                    James T. Holland
                                  Attorney - In - Fact










































                                       - 57 -
                                    EXHIBIT INDEX



                                                               Page
                                                               -----
             21.        Subsidiaries of the Registrant          59

             23.        Consent of Experts                      60

             24.        Powers of Attorney                    61-71

             99.2       Form 11-K for 1985 Incentive
                          Stock Option Plan                   72-74

             99.3       1985 Incentive Stock Option
                          Plan, Amended and Restated
                          as of July 27, 1993                 75-80









































                                       - 58 -