Form 10-Q
period 1994-03-31
OSULLIVAN CORP
filed 1994-05-10
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1994
                                    OR


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ________ to ________

                       Commission file number 1-4438


                          O'SULLIVAN CORPORATION
      --------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Virginia                                54-0463029
      --------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification No.)


      1944 Valley Avenue, P.O.Box 3510, Winchester, Virginia   22601
      --------------------------------------------------------------
     (Address of Principal Executive Offices)              (Zip Code)


                              (703) 667-6666
      --------------------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]    No  [ ]

     At March 31, 1994 there were 16,484,891 shares of the registrant's common stock outstanding.


                       PART I. FINANCIAL INFORMATION
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                           March 31,          December 31,
                                             1994                1993
                    ASSETS               ------------        ------------
Current Assets
  Cash and cash equivalents              $  1,752,888        $  3,099,636
  Receivables                              64,363,904          53,389,817
  Inventories                              46,657,453          42,514,692
  Deferred income tax assets                2,076,524           2,076,524
  Other current assets                      1,134,896           1,879,516
                                         ------------        ------------
          Total current assets           $115,985,665        $102,960,185
                                         ------------        ------------
Property, Plant and Equipment            $ 93,719,809        $ 93,847,484
                                         ------------        ------------
Intangibles                              $  1,059,518        $  1,017,266
                                         ------------        ------------
Other Assets                             $  7,116,214        $  7,050,771
                                         ------------        ------------
          Total assets                   $217,881,206        $204,875,706
                                         ============        ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                        $ 15,909,245        $  8,483,977
  Current portion of long-term debt            71,548           3,584,142
  Accounts payable                         28,244,877          24,011,203
  Accrued expenses                         14,055,870          11,528,330
                                         ------------        ------------
          Total current liabilities      $ 58,281,540        $ 47,607,652
                                         ------------        ------------
Long-Term Debt                           $ 40,585,362        $ 39,565,448
                                         ------------        ------------
Other Long-Term Liabilities              $  1,726,791        $  1,691,753
                                         ------------        ------------
Deferred Income Taxes                    $  7,252,184        $  7,257,490
                                         ------------        ------------
Commitments and Contingencies            $        - -        $        - -
                                         ------------        ------------
Shareholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares         $ 16,484,891        $ 16,484,948
  Additional paid-in capital                9,964,061           9,964,574
  Retained earnings                        83,982,018          82,524,869
  Cumulative translation adjustments         (276,345)           (101,732)
  Unrecognized pension costs, net of
    deferred tax effect                      (119,296)           (119,296)
                                         ------------        ------------
          Total shareholders' equity     $110,035,329        $108,753,363
                                         ------------        ------------
          Total liabilities and
            shareholders' equity         $217,881,206        $204,875,706
                                         ============        ============

The accompanying notes are an integral part of the consolidated financial statements.
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                     For The Three Months Ended March 31,
                                     -----------------------------------
                                          1994                  1993
                                      -----------           -----------

Net sales                             $85,809,044           $70,847,999

Cost of products sold                  74,588,446            61,143,522
                                      -----------           -----------

  Gross profit                        $11,220,598           $ 9,704,477
                                      -----------           -----------

Operating expenses
  Selling and warehousing             $ 3,709,554           $ 3,657,792
  General and administrative            2,529,923             2,118,938
                                      -----------           -----------
                                      $ 6,233,477           $ 5,776,730
                                      -----------           -----------

  Income from operations              $ 4,987,121           $ 3,927,747
                                      -----------           -----------

Other income (expense)
  Interest expense                       (744,211)             (432,093)
  Other, net                              107,119                65,330
                                      -----------           -----------

                                      $  (637,092)          $  (366,763)
                                      -----------           -----------

  Income before income taxes          $ 4,350,029           $ 3,560,984

Income taxes                            1,738,964             1,270,698
                                      -----------           -----------

  Net income                          $ 2,611,065           $ 2,290,286
                                      ===========           ===========

Net income per common share           $      0.16           $      0.14
                                      ===========           ===========

Dividends per common share            $      0.07           $      0.07
                                      ===========           ===========

Average common shares outstanding      16,484,920            16,485,198
                                      ===========           ===========



The accompanying notes are an integral part of the consolidated financial statements.



                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                                 1994             1993
                                             ------------     ------------
Cash Flows From Operating Activities
  Net income                                 $  2,611,065     $  2,290,286
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization             3,035,751        2,736,875
      Provision for doubtful accounts              60,230           60,686
      Deferred income taxes                        (5,306)        (149,384)
      Change in operating assets and
       liabilities:
        Receivables                           (11,131,132)     (13,787,241)
        Inventories                            (4,255,063)         240,943
        Other current assets                      526,098           17,405
        Accounts payable                        4,254,901        3,524,189
        Accrued expenses                        2,835,476          757,538
                                             ------------     ------------
  Net cash (used in) operating activities    $ (2,067,980)    $ (4,343,513)
                                             ------------     ------------

Cash Flows From Investing Activities
  Purchase of property, plant and equipment  $ (2,917,921)    $ (2,355,252)
  Acquisition of intangible assets               (150,000)         (37,174)
  Payments received from non-operating
    notes receivable                               80,278          177,375
  Other, net                                      (48,060)        (168,515)
                                             ------------     ------------
  Net cash (used in) investing activities    $ (3,035,703)    $ (2,383,566)
                                             ------------     ------------

Cash Flows From Financing Activities
  Changes in short-term debt                 $  7,425,268     $  6,014,590
  Net change in line of credit borrowings       1,000,000       (1,000,000)
  Repayment of long-term debt                  (3,513,843)         (82,000)
  Purchase of common stock                           (570)          (1,100)
  Cash dividends paid                          (1,153,920)      (1,153,945)
                                             ------------     ------------
  Net cash provided by financing activities  $  3,756,935     $  3,777,545
                                             ------------     ------------

Decrease in cash and cash equivalents        $ (1,346,748)    $ (2,949,534)
Cash and cash equivalents at
  beginning of period                           3,099,636        3,545,943
                                             ------------     ------------
Cash and cash equivalents at
  end of period                              $  1,752,888     $    596,409
                                             ============     ============


The accompanying notes are in integral part of the consolidated financial statements.



                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.   Basis of Financial Statement Preparation

          The accompanying unaudited consolidated financial statements include the accounts of O'Sullivan Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

          In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of March 31, 1994 and December 31, 1993 and the results of its operations and cash flows for the three months ended March 31, 1994 and 1993. Such adjustments consist only of normal recurring items.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included with these statements. These statements should be read in conjunction with the financial statements, notes and other disclosures thereto included in the Corporation's 1993 Annual Report to Stockholders and Form 10-K.

          The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the operating results for the full year.

Note B.   Receivables

          Receivables at March 31, 1994 and December 31, 1993 include accumulated work in process and amounts due from automotive customers and suppliers for funds advanced by O'Sullivan Corporation and its subsidiaries to support mold and tooling activities. These amounts were $6,420,370 at March 31, 1994 and $8,688,543 at December 31, 1993.

          Receivables are presented net of an allowance for doubtful accounts of $1,223,225 at March 31, 1994 and $1,133,793 at
          December 31, 1993

Note C.   Inventories

          At March 31, 1994 and December 31, 1993 inventories were composed of the following:

                                       March 31,         December 31,
                                          1994               1993
                                      ------------       ------------
            Finished goods            $ 13,635,492       $ 12,878,160
            Work in process              8,682,118          6,398,783
            Raw materials               19,998,509         19,068,449
            Supplies                     4,341,334          4,169,300
                                      ------------       ------------
                                      $ 46,657,453       $ 42,514,692
                                      ============       ============

          Slow-moving inventories at March 31, 1994 and December 31, 1993 amounted to $447,325 and $640,539, respectively, less a reserve at March 31, 1994 and December 31, 1993 of $306,320. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.

Note D.   Property, Plant and Equipment

          At March 31, 1994 and December 31, 1993 property, plant and equipment were composed of the following:

                                       March 31,         December 31,
                                          1994               1993
                                      ------------       ------------
            Land                      $  2,071,142       $  2,053,067
            Buildings                   49,133,293         49,134,149
            Machinery and equipment    105,140,576        102,382,300
            Transportation equipment     3,519,900          3,510,243
                                      ------------       ------------
                                      $159,864,911       $157,079,759
            Less accumulated
              depreciation              66,145,102         63,232,275
                                      ------------       ------------
                                      $ 93,719,809       $ 93,847,484
                                      ============       ============

Note E.   Accrued Expenses

          At March 31, 1994 and December 31, 1993 accrued expenses were comprised of the following:

                                       March 31,         December 31,
                                          1994               1993
                                      ------------       ------------
            Accrued compensation      $  3,181,359       $  3,748,107
            Employee benefits            3,353,929          3,330,086
            Dividends payable            1,153,868          1,153,497
            Income taxes payable           646,542                - -
            Other accrued expenses       5,720,172          3,296,640
                                      ------------       ------------
                                      $ 14,055,870       $ 11,528,330
                                      ============       ============

Note F.   Debt

          Short-Term Debt

          Short-term debt at March 31, 1994 consisted of a revolving credit facility ("revolving loan") with a financial institution in the amount not to exceed $15,000,000 which expires March 3, 1996 and shall be automatically renewed for one year periods thereafter, unless terminated by either party as provided for in the loan agreement. The maximum principal amount at any time outstanding of the revolving loan is equal to the "Borrowing Base" at such time. At any date of determination thereof, the borrowing base is an amount equal to the lesser of: (i) the revolving credit facility amount; or (ii) the sum of: (a) 80% of the net amount of eligible accounts receivable outstanding at such time; plus (b)


          the lesser of (A) $5,500,000 during the period commencing on November 1 in each year and ending on March 31 in the following year, and $4,500,000 at all other times in each year or (B) the sum of (x) the lesser of (1) 45% of the value of eligible inventory at such date consisting of raw materials or (2) the maximum inventory of raw materials, plus (y) the lesser of (1) $100,000 or (2) 45% of the value of eligible inventory at such date consisting of work-in-process inventory, plus (z) the lesser of (1) 55% of the value of borrower's eligible inventory at such date consisting of finished goods or (2) the maximum inventory borrowing base value of such eligible inventory of finished goods; minus (c) with respect to any letter of credit obligations outstanding at such date, the sum of (A) the product of (1) the face amount of any documentary letter of credit obligation, times
          (2) 100% less the applicable percentage advance rate for the eligible inventory whose purchase is being supported by the documentary letter of credit obligation, plus (B) 100% of the face amount of all other letter of credit obligations outstanding at such date; minus (d) any amounts which lender may pay pursuant to any of the loan documents for the account of borrower. Interest is payable monthly at a fluctuating rate equal to prime plus 1.25%, but at no time shall the rate be less than 6%. The rate of March 31, 1994 was 7.5%. In addition, underutilization and letter of credit fees are payable monthly. Total loan availability at March 31, 1994 was $12,874,914. At March 31, 1994 $10,909,245 was borrowed on this note.

          At March 31, 1994, short-term debt also consisted of an unsecured note payable to Wachovia Bank-North Carolina in the amount of $5,000,000. The note bears an interest rate of 4.04% and is payable in full on April 1, 1994.

          Short-term debt at December 31, 1993 consisted of a revolving credit facility ("revolving loan") with a finance company in an aggregate amount not to exceed $20,000,000 which was due to expire November 24, 1994. The aggregate amount of the revolving loan cannot exceed the lesser of (i) the Current Asset Base minus the Letter of Credit Reserve and (ii) the Total Seasonal Revolving Loan Facility of $20,000,000 during the period of February 1 through July 31 of each year and the Total Permanent Revolving Loan Facility of $11,000,000 during the period of August 1 through January 31 of the succeeding calendar year. The Current Asset Base equals 85% of the face amount of eligible accounts receivable plus 55% of eligible inventory for Melnor Inc. and its subsidiary. Eligible inventory cannot exceed $6,500,000 between August 1 and January 31 of the succeeding calendar year and $7,500,000 between February 1 and July 31 of each year. The Letter of Credit Reserve equals the sum of 45% of the face amount of letters of credit issued for purchase of inventory and 100% of the face amount of all other letters of credit outstanding. Interest is payable monthly at a fluctuating rate equal to prime plus 1.5%. The rate at and December 31, 1993 was 7.5%. In addition, underutilization and letter of credit fees are payable monthly. Total loan availability at December 31, 1993 amounted to $9,000,000. At and December 31, 1993
          $8,843,977 was borrowed.




          Melnor Inc. and its subsidiary have established lock box accounts to which all account debtors shall directly remit all payments on accounts and in which Melnor Inc. and its subsidiary will immediately deposit all cash payments made for inventory or other cash payments constituting proceeds of collateral. For as long as no default or event of default exists, Melnor Inc.'s subsidiary, Melnor Canada Ltd. shall be permitted to receive all payments or other remittances of its accounts and other proceeds of its collateral deposited in the lock box account. If a default or event of default exists, the lender may direct that all payments or other remittances deposited in the Melnor Canada Ltd. lock box be remitted to the lender. All amounts held or deposited in or payments made to the Melnor Inc. lock box account, and all funds deposited in the Melnor Canada Ltd. lock box account, after being directed by lender are the sole and exclusive property of the lender and shall be applied to the loan balance. Any amounts contained in the lock box accounts or otherwise received by the lender in excess of the loan obligation then due and payable shall be the property of Melnor Inc. and its subsidiary and shall promptly be paid over by the lender. The loan is collateralized by substantially all assets of Melnor Inc. and its subsidiary. The loan security agreement provides, among other things, for certain reporting and collateral requirements and for certain financial covenants in regard to Melnor Inc. and its subsidiary, such as maintenance of a certain level of net worth; current ratio; earnings; and cash flow coverage. Negative covenants provide, among other things, limitations on encumbrances, indebtedness, merger or other acquisition, disposal of property, compensation plans, dividend or other distributions and lease obligations.

          Long-Term Debt

          7.05% Senior Notes dated May 27,
          1993, payable to various insurance
          companies.  The notes bear an
          interest rate of 7.05% payable
          semiannually on the first day of
          May and November, commencing
          November 1, 1993.  Interest is due
          on any overdue principal, premium
          amount and interest installment at
          the rate of 8.05% per annum until
          paid.  Principal payments of the
          lesser of (a) $5,000,000 or (b) the
          principal amounts of the notes then
          outstanding are due on May 1 of
          each year, commencing May 1, 1996,
          and ending May 1, 1999.  Prepayment
          of the notes may be done at any
          time prior to the scheduled payment
          dates with a prepayment premium.
          The entire remaining principal
          amount of the notes shall become
          due and payable on May 1, 2000.
          The note agreement provides, among
          other things, for certain financial



                                                   March 31,   December 31,
                                                     1994          1993
                                                 ------------  ------------
          covenants in regard to the
          Corporation, such as consolidated
          net worth requirements, interest
          charge coverage ratios and
          limitations on liens and additional
          debt.  Negative covenants provide
          for, among other things,
          limitations on indebtedness;
          mergers, consolidations and sale of
          assets; and dividends and other
          distributions.  The Corporation is
          in compliance with
          these covenants.                       $ 25,000,000  $ 25,000,000

          Line of credit notes payable to
          First Union National Bank of
          Virginia.  The Corporation has a
          $25,000,000 unsecured line of
          credit to support general corporate
          activities.  Borrowings against the
          line of credit are at or below
          prevailing prime interest rates,
          (4.6% at March 31, 1994 and 6.0% at
          December 31, 1993).  The line of
          credit matures June 22, 1995.            14,000,000    13,000,000

          7.5% promissory note payable from
          Melnor Inc. to a finance company
          due in monthly payments of $41,000
          plus interest at a fluctuating rate
          equal to 1.5% per annum in excess
          of the prime rate (7.5% at December
          31, 1993) with the outstanding
          balance payable in full on November
          24, 1994, collateralized by all
          assets of Melnor Inc. and its
          subsidiary.  The loan was provided
          under the same security agreement
          as the revolving loan as of
          December 31, 1993 described in the
          Short-Term Debt section and was
          subject to the same covenants and
          items as the revolving loan.                    - -       508,000

          7.0% senior subordinated note
          payable from Melnor Inc. to an
          insurance company due November 24,
          1994 with interest payable at the
          prime rate plus 1.0% (7.0% at
          December 31, 1993) on November 24,
          1993, May 24, 1994 and November 24,
          1994.  Interest payments were
          guaranteed by O'Sullivan
          Corporation.  The note purchase



                                                   March 31,   December 31,
                                                     1994          1993
                                                 ------------  ------------
          agreement provided, among other
          things, restrictions on
          indebtedness and liens, capital
          expenditures and various financial
          covenants.                                      - -     2,695,000

          7.0% senior subordinated note
          payable from Melnor Inc. to an
          affiliate of Melnor Industries,
          Inc. due December 24, 1994 with
          interest payable at the prime rate
          plus 1.0% (7.0% at December 31,
          1993) on June 24, 1994 and December
          24, 1994.  Interest payments were
          guaranteed by O'Sullivan
          Corporation.                                    - -       305,000

          Unsecured non-interest bearing
          promissory note payable from Melnor
          Inc. to Melnor Industries, Inc.
          discounted at 9.0% due on November
          24, 1996.                                 1,272,069     1,243,747

          Non-interest bearing obligation
          payable to Melnor Industries, Inc.,
          discounted at 9.0%.  Payment is
          contingent upon Melnor Industries,
          Inc. satisfying its obligation
          under the New Jersey Environmental
          Cleanup Responsibility Act and the
          release by the State of the escrow
          fund of $300,000 established to
          fund environmental cleanup
          activities.                                 236,201       230,966

          Notes payable from Melnor Inc. to
          equipment finance companies due in
          monthly payments totaling $906
          including interest at rates from
          11.7% to 15.5%.  The notes are
          secured by equipment with a book
          value of $17,964.                           14,832         17,052

          Capital lease obligations                   133,808       149,825
                                                 ------------  ------------
                                                 $ 40,656,910  $ 43,149,590
                  Less current maturities              71,548     3,584,142
                                                 ------------  ------------
                                                 $ 40,585,362  $ 39,565,448
                                                 ============  ============







Note G.   Supplemental Cash Flow Information

          Supplemental Disclosure of Cash Flow Information

                                       For the Three Months Ended March 31,
                                       ------------------------------------
                                                 1994         1993
                                              ----------   ----------
          Cash payments for interest
            net of interest capitalized       $  267,120   $  325,177
                                              ==========   ==========

          Cash payment for income taxes       $  403,441   $1,518,281
                                              ==========   ==========














































                 O'SULLIVAN CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    O'Sullivan Corporation currently operates in two principal business segments. The primary activity of the Company is the manufacture of calendered and molded plastics products for the automotive and speciality plastics manufacturing industries. This activity includes designing, engineering, compounding, laminating, printing, painting, and assembling a variety of plastics products for sale to manufacturers and distributors.
On April 1, 1993, the Company aquired Capitol Plastics of Ohio, Inc. Capitol Plastics is a custom injection molding manufacturing operation with one plant located in Bowling Green, Ohio. Capitol Plastics of Ohio, Inc., which is a wholly-owned subsidiary of O'Sullivan Corporation, is part of the plastics products operations segment of the Company. On November 24, 1992, O'Sullivan Corporation acquired substantially all of the assets of Melnor Industries, Inc. and its wholly-owned Canadian subsidiary Melnor Manufacturing LTD. With this acquisition, O'Sullivan Corporation entered the consumer products manufacturing, marketing and distribution business which represents its second business operations segment. The new Company, which is a wholly-owned subsidiary of O'Sullivan Corporation, is now called Melnor Inc. and has as its wholly-owned subsidiary, Melnor Canada LTD. The principal source of income for the Company is from sales of those products produced by each business segment to manufacturers, distributors and retail outlets.

    Consolidated sales revenue increased 21.1% to $85.8 million for the quarter ended March 31, 1994 compared to $70.8 million for the same period last year. Sales increases experienced during the first quarter of 1994 were the results of increased volume in the plastics products segment of the Company's operations. Capitol Plastics of Ohio, Inc. which is part of the plastics products business segment accounted for 54.9% of the total increase in sales volume as this business unit was acquired by the Company on April 1, 1993. In the consumer products segment of the Company sales volume decreased 4.3% for the quarter ended March 31, 1994 compared to the same period last year as the prolonged winter weather delayed customer releases for lawn and garden watering products. Core business sales, discounting the effects of Melnor and Capitol Plastics, increased $7.3 million or 12.8% for the quarter ended March 31, 1994 compared to the same period last year. Sales of automotive products produced by the Company accounted for the majority of core volume sales increases as domestic automobile and truck sales were up due to increased consumer demand.

    Consolidated net income increased 14.0% to $2.6 million for the quarter ended March 31, 1994, compared to $2.3 million for the same period last year. Although sales revenue increased 21.1%, net income did not increase at the same rate, primarily due to an unfavorable increase in the Corporate tax rate compared to the same period last year and increased cost of products sold in the plastics products business segment. Costs of products sold represented 88.8% of each sales dollar in the plastics products business segment for the quarter ended March 31, 1994, compared to 88.1% for the same period last year. During the first quarter of 1994, costs of products sold increased due to unfavorable material and labor utilization associated with products produced by the Huron, Ohio and Winchester, Virginia injection molding facilities which experienced significantly increased demand while simultaneously launching new manufacturing programs for their automotive customers.


    Consolidated operating expenses increased 7.9% for the quarter ended March 31, 1994 to $6.2 million compared to $5.8 million for the same period last year. Capitol Plastics of Ohio, Inc. which was acquired April 1, 1993 accounted for 78.0% of the total increase. Selling and warehousing expenses increased 1.3% to $3.64 million compared to $3.60 million in 1993. Capitol Plastics of Ohio, Inc. accounted for all of this increase as sales expenses for previously owned business operations actually decreased 4.2%. Selling and warehousing expenses represented 4.2% and 5.1% of each sales dollar for the periods ended March 31, 1994 and 1993, respectively.
General and administrative expenses increased 19.4% to $2.5 million compared to $2.1 million in 1993. Capitol Plastics of Ohio, Inc. accounted for 36.0% of the total increase. General and administrative expenses represented 2.9% and 3.0% of each sales dollar, respectively for the quarters ended March 31, 1994 and 1993.

    Non-operating expenses increased $270 thousand during the quarter ended March 31, 1994 compared to the same period last year primarily due to the increased interest expense on the Company's short and long-term debt obligations.

    Total consolidated debt increased $4.9 million during the quarter ended March 31, 1994 compared to December 31, 1993. As of March 31, 1994 the consumer products segment, Melnor Inc. had short and long-term debt obligations totaling $12.4 million representing 22.0% of the total debt of the Company. During the first quarter of 1994 the Company successfully completed negotiations with a financial institution for the debt restructuring of Melnor Inc. The new debt structure consists of a revolving credit facility substantially the same as before with standard negative operating covenants. This debt is secured by the assets of Melnor Inc. and does not represent any liability to the parent company.
Currently, the Company is renegotiating its $25.0 million unsecured line of credit with its principal bank, First Union National Bank of Virginia. The current line of credit has a maturity date of June 22, 1995. The Company expects to complete the negotiations for this line of credit before the end of the second quarter of 1994. With the current debt structure and lines of credit that are available, the Company believes that working capital requirements for the short and long-term are adequately provided for.

    The Company's financial position and liquidity continue to remain strong at March 31, 1994 with shareholder's equity at 50.5% of total assets. Current assets compared to current liabilities were 2.0 to 1.0. Total debt to equity of the Company was 51.4% and net worth was $110.0 million, up 5.0% from the same period last year.


















                       PART II.   OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.1 O'Sullivan Corporation Amended and Restated Articles of Incorporation, including the Articles of Amendment, dated April 30, 1985, filed with the State Corporation Commission of Virginia on May 6, 1985, adopted by stockholders of O'Sullivan Corporation at the annual meeting held April 30, 1985. (Incorporated by reference to the March 31,1985, Quarterly Report on Form 10-Q of the Company.)

         3.2 O'Sullivan Corporation Bylaws as amended to January 29, 1985. (Incorporated by reference to the March 31, 1985, Quarterly Report on Form 10-Q of the Company.)

         3.3 O'Sullivan Corporation Amended and Restated Articles of Incorporation dated April 25, 1989, filed with the State Corporation Commission of Virginia on May 5, 1989, adopted by stockholders of O'Sullivan Corporation at the annual meeting held April 25, 1989. (Incorporated by reference to the March 31, 1989 Quarterly Report on Form 10-Q of the Company.)

         99.3 1985 Incentive Stock Option Plan, Amended and Restated as of July 27, 1993, (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1993.)

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1994.





























                              S I G N A T U R E S







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   O'SULLIVAN CORPORATION


                                   /s/ Anthony A. Barone
                                   ---------------------------
                                   Anthony A. Barone
                                   Vice President, Secretary
                                   and Chief Financial Officer



                                   /s/ C. Bryant Nickerson
                                   ---------------------------
                                   C. Bryant Nickerson
                                   Treasurer and
                                   Chief Accounting Officer


   May 10, 1994