Form 10-Q
period 1994-06-30
OSULLIVAN CORP
filed 1994-08-09
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1994
                                    OR


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

                            Yes  [X]    No  [ ]

     At June 30, 1994 there were 16,484,871 shares of the registrant's common stock outstanding.


                       PART I. FINANCIAL INFORMATION
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                           June 30,          December 31,
                                             1994                1993
                    ASSETS               ------------        ------------
Current Assets
  Cash and cash equivalents              $  2,708,851        $  3,099,636
  Receivables                              66,817,310          53,389,817
  Inventories                              39,972,596          42,514,692
  Deferred income tax assets                2,076,524           2,076,524
  Other current assets                      1,940,388           1,879,516
                                         ------------        ------------
          Total current assets           $113,515,669        $102,960,185
                                         ------------        ------------
Property, Plant and Equipment            $ 93,574,067        $ 93,847,484
                                         ------------        ------------
Intangibles                              $  1,045,609        $  1,017,266
                                         ------------        ------------
Other Assets                             $  7,489,172        $  7,050,771
                                         ------------        ------------
          Total assets                   $215,624,517        $204,875,706
                                         ============        ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                        $  9,456,373        $  8,483,977
  Current portion of long-term debt            68,515           3,584,142
  Accounts payable                         21,993,226          24,011,203
  Accrued expenses                         15,726,959          11,528,330
                                         ------------        ------------
          Total current liabilities      $ 47,245,073        $ 47,607,652
                                         ------------        ------------
Long-Term Debt                           $ 45,605,201        $ 39,565,448
                                         ------------        ------------
Other Long-Term Liabilities              $  1,739,992        $  1,691,753
                                         ------------        ------------
Deferred Income Taxes                    $  7,252,233        $  7,257,490
                                         ------------        ------------
Commitments and Contingencies            $        - -        $        - -
                                         ------------        ------------
Shareholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares         $ 16,484,871        $ 16,484,948
  Additional paid-in capital                9,963,876           9,964,574
  Retained earnings                        87,727,321          82,524,869
  Cumulative translation adjustments         (274,754)           (101,732)
  Unrecognized pension costs, net of
    deferred tax effect                      (119,296)           (119,296)
                                         ------------        ------------
          Total shareholders' equity     $113,782,018        $108,753,363
                                         ------------        ------------
          Total liabilities and
            shareholders' equity         $215,624,517        $204,875,706
                                         ============        ============

The accompanying notes are an integral part of the consolidated financial statements.
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                     For The Three Months Ended June 30,
                                     -----------------------------------
                                          1994                  1993
                                      ------------         ------------

Net sales                             $101,453,713         $ 80,243,845

Cost of products sold                   86,206,864           66,826,580
                                      ------------         ------------

  Gross profit                        $ 15,246,849         $ 13,417,265
                                      ------------         ------------

Operating expenses
  Selling and warehousing             $  4,124,927         $  3,820,023
  General and administrative             2,304,102            2,295,381
                                      ------------         ------------
                                      $  6,429,029         $  6,115,404
                                      ------------         ------------

  Income from operations              $  8,817,820         $  7,301,861
                                      ------------         ------------

Other income (expense)
  Interest expense                    $   (874,998)        $   (603,948)
  Other, net                                85,348               73,152
                                      ------------         ------------

                                      $   (789,650)        $   (530,796)
                                      ------------         ------------

  Income before income taxes          $  8,028,170         $  6,771,065

Income taxes                             3,128,952            2,489,034
                                      ------------         ------------

  Net income                          $  4,899,218         $  4,282,031
                                      ============         ============

Net income per common share           $       0.30         $       0.26
                                      ============         ============

Dividends per common share            $       0.07         $       0.07
                                      ============         ============

Average common shares outstanding       16,484,888           16,485,131
                                      ============         ============



The accompanying notes are an integral part of the consolidated financial statements.



                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                      For The Six Months Ended June 30,
                                     -----------------------------------
                                          1994                  1993
                                      ------------          ------------

Net sales                             $187,262,757          $151,091,844

Cost of products sold                  160,795,310           127,969,685
                                      ------------          ------------

  Gross profit                        $ 26,467,447          $ 23,122,159
                                      ------------          ------------

Operating expenses
  Selling and warehousing             $  7,828,481          $  7,478,379
  General and administrative             4,834,025             4,463,666
                                      ------------          ------------
                                      $ 12,662,506          $ 11,942,045
                                      ------------          ------------

  Income from operations              $ 13,804,941          $ 11,180,114
                                      ------------          ------------

Other income (expense)
  Interest expense                    $ (1,619,209)         $ (1,036,041)
  Other, net                               192,467               187,976
                                      ------------          ------------

                                      $ (1,426,742)         $   (848,065)
                                      ------------          ------------

  Income before income taxes          $ 12,378,199          $ 10,332,049

Income taxes                             4,867,916             3,759,732
                                      ------------          ------------

  Net income                          $  7,510,283          $  6,572,317
                                      ============          ============

Net income per common share           $       0.46          $       0.40
                                      ============          ============

Dividends per common share            $       0.14          $       0.14
                                      ============          ============

Average common shares outstanding       16,484,904            16,485,165
                                      ============          ============


The accompanying notes are an integral part of the consolidated financial statements.




                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                 1994             1993
Cash Flows From Operating Activities         ------------     ------------
 Net income                                  $  7,510,283     $  6,572,317
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                6,050,703        5,614,758
   Provision for doubtful accounts                335,973          131,430
   Deferred income taxes                              - -         (231,838)
   Interest accrual on zero coupon notes           67,874           37,710
   Change in operating assets and liabilities,
    net of effect of acquisition of business:
      Receivables                             (13,887,351)     (16,588,897)
      Inventories                               2,442,701         (317,570)
      Other current assets                       (529,525)         155,311
      Accounts payable                         (1,949,899)       3,437,704
      Accrued expenses                          4,232,224        1,646,610
                                             ------------     ------------
  Net cash provided by operating activities  $  4,272,983     $    457,535
                                             ------------     ------------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment  $ (5,770,130)    $ (8,463,342)
  Acquisition of intangible assets               (203,354)        (232,304)
  Funds received upon redemption of
    insurance contracts                           236,135              - -
  Additions to deferred engineering costs        (655,437)             - -
  Acquisition of business, less cash and
    cash equivalents acquired                         - -       (1,153,643)
  Payments received from non-operating
    notes receivable                              161,956          364,323
  Other, net                                      423,183          (45,373)
                                             ------------     ------------
  Net cash (used in) investing activities    $ (5,807,647)    $ (9,530,339)
                                             ------------     ------------
Cash Flows From Financing Activities
  Changes in short-term debt                 $    972,396     $  4,523,295
  Net change in line of credit borrowings       6,000,000      (18,000,000)
  Proceeds from long-term debt                        - -       25,000,000
  Repayment of long-term debt                  (3,519,907)      (1,893,455)
  Purchase of common stock                           (775)          (1,814)
  Cash dividends paid                          (2,307,835)      (2,308,722)
                                             ------------     ------------
  Net cash provided by financing activities  $  1,143,879     $  7,319,304
                                             ------------     ------------

Decrease in cash and cash equivalents        $   (390,785)    $ (1,753,500)
Cash and cash equivalents at
  beginning of period                           3,099,636        3,545,943
                                             ------------     ------------
Cash and cash equivalents at
  end of period                              $  2,708,851     $  1,792,443
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

          In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of June 30, 1994 and December 31, 1993 and the results of its operations and cash flows for the three and six months ended June 30, 1994 and 1993. Such adjustments consist only of normal recurring items.

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

          The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the operating results for the full year.

Note B.   Receivables

          Receivables at June 30, 1994 and December 31, 1993 include accumulated work in process and amounts due from automotive customers and suppliers for funds advanced by O'Sullivan Corporation and its subsidiaries to support mold and tooling activities. These amounts were $6,674,093 at June 30, 1994 and $8,688,543 at December 31, 1993.

          Receivables are presented net of an allowance for doubtful accounts of $1,350,353 at June 30, 1994 and $1,133,793 at
          December 31, 1993.

Note C.   Inventories

          At June 30, 1994 and December 31, 1993 inventories were composed of the following:

                                        June 30,         December 31,
                                          1994               1993
                                      ------------       ------------
            Finished goods            $ 11,990,120       $ 12,878,160
            Work in process              6,210,233          6,398,783
            Raw materials               17,442,942         19,068,449
            Supplies                     4,329,301          4,169,300
                                      ------------       ------------
                                      $ 39,972,596       $ 42,514,692
                                      ============       ============

          Slow-moving inventories at June 30, 1994 and December 31, 1993 amounted to $493,822 and $640,539, respectively, less a reserve at June 30, 1994 and December 31, 1993 of $306,320. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.

Note D.   Property, Plant and Equipment

          At June 30, 1994 and December 31, 1993 property, plant and equipment were composed of the following:

                                        June 30,         December 31,
                                          1994               1993
                                      ------------       ------------
            Land                      $  2,071,164       $  2,053,067
            Buildings                   49,301,722         49,134,149
            Machinery and equipment    107,691,832        102,382,300
            Transportation equipment     3,533,556          3,510,243
                                      ------------       ------------
                                      $162,598,274       $157,079,759
            Less accumulated
              depreciation              69,024,207         63,232,275
                                      ------------       ------------
                                      $ 93,574,067       $ 93,847,484
                                      ============       ============

Note E.   Accrued Expenses

          At June 30, 1994 and December 31, 1993 accrued expenses were comprised of the following:

                                        June 30,         December 31,
                                          1994               1993
                                      ------------       ------------
            Accrued compensation      $  4,461,974       $  3,748,107
            Employee benefits            3,639,629          3,330,086
            Dividends payable            1,152,193          1,153,497
            Other accrued expenses       6,473,163          3,296,640
                                      ------------       ------------
                                      $ 15,726,959       $ 11,528,330
                                      ============       ============

Note F.   Debt

          Short-Term Debt

          Short-term debt at June 30, 1994 consisted of a revolving credit facility ("revolving loan") with a financial institution in the amount not to exceed $15,000,000 which expires March 3, 1996 and shall be automatically renewed for one year periods thereafter, unless terminated by either party as provided for in the loan agreement. The maximum principal amount at any time outstanding of the revolving loan is equal to the "Borrowing Base" at such time. At any date of determination thereof, the borrowing base is an amount equal to the lesser of: (i) the revolving credit facility amount; or (ii) the sum of: (a) 80% of the net amount of eligible accounts receivable outstanding at such time; plus (b)



          the lesser of (A) $5,500,000 during the period commencing on November 1 in each year and ending on March 31 in the following year, and $4,500,000 at all other times in each year or (B) the sum of (x) the lesser of (1) 45% of the value of eligible inventory at such date consisting of raw materials or (2) the maximum inventory of raw materials, plus (y) the lesser of (1) $100,000 or (2) 45% of the value of eligible inventory at such date consisting of work-in-process inventory, plus (z) the lesser of (1) 55% of the value of borrower's eligible inventory at such date consisting of finished goods or (2) the maximum inventory borrowing base value of such eligible inventory of finished goods; minus (c) with respect to any letter of credit obligations outstanding at such date, the sum of (A) the product of (1) the face amount of any documentary letter of credit obligation, times
          (2) 100% less the applicable percentage advance rate for the eligible inventory whose purchase is being supported by the documentary letter of credit obligation, plus (B) 100% of the face amount of all other letter of credit obligations outstanding at such date; minus (d) any amounts which lender may pay pursuant to any of the loan documents for the account of borrower. Interest is payable monthly at a fluctuating rate equal to prime plus 1.25%, but at no time shall the rate be less than 6%. The rate of June 30, 1994 was 8.5%. In addition, underutilization and letter of credit fees are payable monthly. Total loan availability at June 30, 1994 was $12,821,084. At June 30, 1994 $9,456,373 was borrowed on this note.

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



          Short-term debt at December 31, 1993 consisted of a revolving credit facility ("revolving loan") with a finance company in an aggregate amount not to exceed $20,000,000 which was due to expire November 24, 1994. The aggregate amount of the revolving loan cannot exceed the lesser of (i) the Current Asset Base minus the Letter of Credit Reserve and (ii) the Total Seasonal Revolving Loan Facility of $20,000,000 during the period of February 1 through July 31 of each year and the Total Permanent Revolving Loan Facility of $11,000,000 during the period of August 1 through January 31 of the succeeding calendar year. The Current Asset Base equals 85% of the face amount of eligible accounts receivable plus 55% of eligible inventory for Melnor Inc. and its subsidiary. Eligible inventory cannot exceed $6,500,000 between August 1 and January 31 of the succeeding calendar year and $7,500,000 between February 1 and July 31 of each year. The Letter of Credit Reserve equals the sum of 45% of the face amount of letters of credit issued for purchase of inventory and 100% of the face amount of all other letters of credit outstanding. Interest is payable monthly at a fluctuating rate equal to prime plus 1.5%. The rate at and December 31, 1993 was 7.5%. In addition, underutilization and letter of credit fees are payable monthly. Total loan availability at December 31, 1993 amounted to $9,000,000. At December 31, 1993 $8,843,977 was borrowed.

          Long-Term Debt

          7.05% Senior Notes dated May 27,
          1993, payable to various insurance
          companies.  The notes bear an
          interest rate of 7.05% payable
          semiannually on the first day of
          May and November, commencing
          November 1, 1993.  Interest is due
          on any overdue principal, premium
          amount and interest installment at
          the rate of 8.05% per annum until
          paid.  Principal payments of the
          lesser of (a) $5,000,000 or (b) the
          principal amounts of the notes then
          outstanding are due on May 1 of
          each year, commencing May 1, 1996,
          and ending May 1, 1999.  Prepayment
          of the notes may be done at any
          time prior to the scheduled payment
          dates with a prepayment premium.
          The entire remaining principal
          amount of the notes shall become
          due and payable on May 1, 2000.
          The note agreement provides, among
          other things, for certain financial
          covenants in regard to the
          Corporation, such as consolidated
          net worth requirements, interest
          charge coverage ratios and
          limitations on liens and additional
          debt.  Negative covenants provide



                                                   June 30,    December 31,
                                                     1994          1993
                                                 ------------  ------------
          for, among other things,
          limitations on indebtedness;
          mergers, consolidations and sale of
          assets; and dividends and other
          distributions.  The Corporation is
          in compliance with
          these covenants.                       $ 25,000,000  $ 25,000,000

          Line of credit notes payable to
          First Union National Bank of
          Virginia.  The Corporation has a
          $35,000,000 unsecured line of
          credit to support general corporate
          activities.  The note agreement
          provides for certain financial
          covenants in regard to the
          Corporation.  The Corporation is in
          compliance with those covenants.
          Borrowings against the line of
          credit are at or below prevailing
          prime interest rates,   (5.4% at
          June 30, 1994 and 6.0% at December
          31, 1993).  The line of
          credit matures June 30, 1997.            19,000,000    13,000,000

          7.5% promissory note payable from
          Melnor Inc. to a finance company
          due in monthly payments of $41,000
          plus interest at a fluctuating rate
          equal to 1.5% per annum in excess
          of the prime rate (7.5% at December
          31, 1993) with the outstanding
          balance payable in full on November
          24, 1994, collateralized by all
          assets of Melnor Inc. and its
          subsidiary.  The loan was provided
          under the same security agreement
          as the revolving loan as of
          December 31, 1993 described in the
          Short-Term Debt section and was
          subject to the same covenants and
          items as the revolving loan.                    - -       508,000

          7.0% senior subordinated note
          payable from Melnor Inc. to an
          insurance company due November 24,
          1994 with interest payable at the
          prime rate plus 1.0% (7.0% at
          December 31, 1993) on November 24,
          1993, May 24, 1994 and November 24,
          1994.  Interest payments were
          guaranteed by O'Sullivan
          Corporation.  The note purchase
          agreement provided, among other



                                                   June 30,    December 31,
                                                     1994          1993
                                                 ------------  ------------
          things, restrictions on
          indebtedness and liens, capital
          expenditures and various financial
          covenants.                                      - -     2,695,000

          7.0% senior subordinated note
          payable from Melnor Inc. to an
          affiliate of Melnor Industries,
          Inc. due December 24, 1994 with
          interest payable at the prime rate
          plus 1.0% (7.0% at December 31,
          1993) on June 24, 1994 and December
          24, 1994.  Interest payments were
          guaranteed by O'Sullivan
          Corporation.                                    - -       305,000

          Unsecured non-interest bearing
          promissory note payable from Melnor
          Inc. to Melnor Industries, Inc.
          discounted at 9.0% due on November
          24, 1996.                                 1,301,032     1,243,747

          Non-interest bearing obligation
          payable to Melnor Industries, Inc.,
          discounted at 9.0%.  Payment is
          contingent upon Melnor Industries,
          Inc. satisfying its obligation
          under the New Jersey Environmental
          Cleanup Responsibility Act and the
          release by the State of the escrow
          fund of $300,000 established to
          fund environmental cleanup
          activities.                                 241,555       230,966

          Notes payable from Melnor Inc. to
          equipment finance companies due in
          monthly payments totaling $906
          including interest at rates from
          11.7% to 15.5%.                              12,544        17,052

          Capital lease obligations                   118,585       149,825
                                                 ------------  ------------
                                                 $ 45,673,716  $ 43,149,590
                  Less current maturities              68,515     3,584,142
                                                 ------------  ------------
                                                 $ 45,605,201  $ 39,565,448
                                                 ============  ============

Note G.   Business Combination

          On April 1, 1993 the Corporation acquired all of the outstanding stock of Capitol Plastics of Ohio, Inc. for $1,000,000. Capitol Plastics is engaged in the business of custom injection molding. The transaction has been accounted for as a purchase and the accounts and transactions of the acquired business have been included in the consolidated financial statements from the date of acquisition.

          Unaudited pro forma consolidated net sales, net income and net income per common share, assuming the acquisition had occurred as of the beginning of 1993, would have been approximately as follows:

                Pro forma net sales                    $157,800,000
                Pro forma net income                   $  6,622,000
                Pro forma net income per common share  $       0.40

Note H.   Supplemental Cash Flow Information

          Supplemental Disclosure of Cash Flow Information

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                                 1994         1993
                                              ----------   ----------
          Cash payments for interest
            net of interest capitalized       $1,385,677   $  691,033
                                              ==========   ==========

          Cash payment for income taxes       $4,457,918   $4,459,964
                                              ==========   ==========

          Supplemental Schedule of Noncash Investment Activities

          The Corporation's 1993 business acquisition involved the following:

          Fair value of assets acquired, other
            than cash and cash equivalents            $ 8,173,416
          Liabilities assumed                          (7,019,773)
                                                      -----------
          Cash payments made                          $ 1,153,643
                                                      ===========






















                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

    O'Sullivan Corporation currently operates in two principal business segments. The primary activity of the Company is the manufacture of calendered and molded plastics products for the automotive and specialty plastics manufacturing industries. This activity includes designing, engineering, compounding, laminating, printing, painting and assembling a variety of plastics products for sale to manufacturers and distributors.
On April 1, 1993 the Company acquired Capitol Plastics of Ohio, Inc. Capitol Plastics is a custom injection molding manufacturing operation with one plant located in Bowling Green, Ohio. Capitol Plastics of Ohio, Inc., which is a wholly-owned subsidiary of O'Sullivan Corporation, is part of the plastics products operations segment of the Company. On November 24, 1992 O'Sullivan Corporation acquired substantially all of the assets of Melnor Industries, Inc. and its wholly-owned Canadian subsidiary, Melnor Manufacturing Ltd. With this acquisition, O'Sullivan Corporation entered the consumer products manufacturing, marketing and distribution business which represents its second business operations segment. The new Company, which is a wholly-owned subsidiary of O'Sullivan Corporation, is now called Melnor Inc. and has as its wholly-owned subsidiary, Melnor Canada Ltd. The principal source of income for the Company is from sales of those products produced by each business segment to manufacturers, distributors and retail outlets.

    Consolidated sales revenue increased to $101.5 and $187.3 million during the second quarter and six months ended June 30, 1994 compared to $80.2 and $151.1 million for the same periods last year, up 26.4% and 23.9% respectively. The consumer products segment of the business contributed $16.9 and $29.6 million in sales revenues for the quarter and six months ended June 30, 1994 compared to $13.3 and $26.9 million for the same periods last year, up 27.1% and 9.8% respectively. Consumer products sales increases experienced during the second quarter were significantly influenced by the slow sales of lawn and garden watering products in the first quarter. Customer orders that were previously placed on hold due to the prolonged winter weather throughout the United States were released as weather conditions improved. Sales revenues for the primary plastics products segment of the Company increased to $84.6 and $157.7 million for the quarter and six months ended June 30, 1994 compared to $66.9 and $124.2 million for the same periods last year, up 26.2% and 27.0% respectively. Core business sales, discounting the effects of the newly acquired subsidiaries Melnor Inc. and Capitol Plastics of Ohio, Inc., increased $15.7 and $23.4 million for the quarter and six months ended June 30, 1994, up 25.8% and 19.8% respectively, when compared to the same periods last year. Sales of automotive products produced by the Company accounted for the majority of sales increases experienced during the quarter by the plastics products segment of the business as domestic automobile and truck sales were up due to increased consumer demand.

    Consolidated net income for the quarter and six months ended June 30, 1994 was $4.9 and $7.5 million compared to $4.3 and $6.6 million for the same period last year, up 14.4% and 14.3% respectively. As with the first quarter of 1994, net income did not increase at the same rate as sales, primarily due to an increase in the cost of products sold in the plastics products business segment and an unfavorable increase in the corporate tax rate compared to the same periods last year. Costs of products sold represented 86.0% and 87.2% of each sales dollar in the plastics products business segment for the quarter and six months ended June 30, 1994 compared to 84.0% and 85.9% respectively for the same periods last year. During the first and second quarters of 1994, costs of products sold increased due to unfavorable material and labor utilization associated with products produced by the Huron, Ohio and Winchester, Virginia injection molding facilities which experienced significantly increased demand while simultaneously launching new manufacturing programs for their automotive customer base.

    Consolidated operating expenses for the quarter and six months ended June 30, 1994 were $6.4 and $12.7 million compared to $6.1 and $11.9 million for the same periods last year, up 5.1% and 6.0% respectively. Selling and warehousing expenses were $4.1 and $7.8 million for the quarter and six months ended June 30, 1994 compared to $3.8 and $7.5 million for the same periods last year, up 8.0% and 4.7% respectively. Selling and warehousing expenses represented 4.1% and 4.2% of each sales dollar for the quarter and six months ended June 30, 1994 compared to 4.8% and 4.9% for the same periods last year for the combined consumer products and primary plastics products business segments of the Company. General and administrative expenses for the quarter and six months ended June 30, 1994 were $2.3 and $4.8 million compared to $2.3 and $4.5 million for the same periods last year, up 0.4% and 8.3% respectively. General and administrative expenses represented 2.3% and 2.6% of each sales dollar compared to 2.9% and 3.0% for the quarter and six months ended June 30, 1994 and 1993 respectively.

    Non-operating expenses increased $259 thousand and $579 thousand during the quarter and six months ended June 30, 1994 compared to the same periods last year due to increased interest expense on the Company's short and long-term debt obligations.

    Total consolidated debt decreased and increased $(1.4) million and $3.5 million compared to March 31, 1994 and December 31, 1993 respectively. As of June 30, 1994 the consumer products segment, Melnor Inc., had short and long-term debt obligations of $11.0 million, representing 20.0% of the total debt of the Company. During the first quarter of 1994 the Company successfully completed negotiations with a financial institution for the debt restructuring of Melnor Inc. The new debt structure consists of a revolving credit facility substantially the same as before with standard negative operating covenants. This debt is secured by the assets of Melnor Inc. and does not represent any liability to the parent company. During the month of June 1994 the Company renegotiated its $25.0 million unsecured line of credit with its principal bank, First Union National Bank of Virginia. The new unsecured line is now $35.0 million and has a maturity date of June 30, 1997. The purpose of increasing this line of credit was to insure adequate capital for corporate liquidity, finance growth in trading assets, and to finance capital expenditures and/or acquisitions. With the current debt structure and lines of credit that are available, the Company believes that working capital requirements for the short and long-term are adequately provided for.

    The Company's financial position and liquidity continue to remain strong at June 30, 1994 with shareholder's equity at 52.8% of total assets. Current assets compared to current liabilities were 2.4 to 1.0. Total debt to equity of the Company was 48.4% and net worth was $113.8 million, up 5.5% from the same period last year.



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

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.





























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


   August 9, 1994