Form 10-Q
period 1994-09-30
OSULLIVAN CORP
filed 1994-11-14
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1994
                                    OR


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

                            Yes  [X]    No  [ ]

     At September 30, 1994, there were 16,484,871 shares of the registrant's common stock outstanding.



                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                September 30,     December 31,
                    ASSETS                           1994              1993
Current Assets                                  ------------      ------------
  Cash and cash equivalents                     $  1,493,955      $  2,830,015
  Receivables                                     56,924,915        50,178,989
  Inventories                                     29,927,144        29,931,709
  Net receivable from disposition of
    discontinued operations                       46,000,088               - -
  Deferred income tax assets                       1,492,746         1,492,746
  Other current assets                             1,153,113         2,562,069
                                                ------------      ------------
    Total current assets                        $136,991,961      $ 86,995,528
                                                ------------      ------------
Property, Plant and Equipment                   $ 44,729,342      $ 44,627,362
                                                ------------      ------------
Intangibles                                     $    996,264      $  1,017,266
                                                ------------      ------------
Other Assets
  Net assets of discontinued operations         $        - -      $ 52,994,219
  Other                                           11,498,241        11,725,263
                                                ------------      ------------
                                                $ 11,498,241      $ 64,719,482
                                                ------------      ------------
    Total assets                                $194,215,808      $197,359,638
                                                ============      ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                               $  3,783,026      $  8,483,977
  Current portion of long-term debt                   63,437         3,532,732
  Accounts payable                                26,069,239        21,547,304
  Accrued expenses                                16,139,739        10,452,305
                                                ------------      ------------
    Total current liabilities                   $ 46,055,441      $ 44,016,318
                                                ------------      ------------
Long-Term Debt                                  $ 37,118,158      $ 39,501,834
                                                ------------      ------------
Other Long-Term Liabilities                     $  1,684,191      $  1,691,753
                                                ------------      ------------
Deferred Income Taxes                           $  3,394,580      $  3,396,370
                                                ------------      ------------
Commitments and Contingencies                   $        - -      $        - -
                                                ------------      ------------
Shareholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares                $ 16,484,871      $ 16,484,948
  Additional paid-in capital                       9,963,876         9,964,574
  Retained earnings                               79,790,110        82,524,869
  Cumulative translation adjustments                (156,123)         (101,732)
  Unrecognized pension costs, net of
    deferred tax effect                             (119,296)         (119,296)
                                                ------------      ------------
    Total shareholders' equity                  $105,963,438      $108,753,363
                                                ------------      ------------
    Total liabilities and shareholders' equity  $194,215,808      $197,359,638
                                                ============      ============
The accompanying notes are an integral part of the consolidated financial statements.
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       For The Three Months Ended September 30,
                                       ---------------------------------------
                                                1994                1993
                                            ------------       ------------
Net sales                                   $ 44,696,455       $ 39,173,305
Cost of products sold                         36,144,353         30,986,448
                                            ------------       ------------
  Gross profit                              $  8,552,102       $  8,186,857
                                            ------------       ------------
Operating expenses
  Selling and warehousing                   $  2,674,369       $  2,108,826
  General and administrative                   1,564,979          1,320,107
                                            ------------       ------------
                                            $  4,239,348       $  3,428,933
                                            ------------       ------------
  Income from operations                    $  4,312,754       $  4,757,924
                                            ------------       ------------
Other income (expense)
  Interest expense                          $   (201,285)      $   (281,110)
  Other, net                                     (81,367)          (195,484)
                                            ------------       ------------
                                            $   (282,652)      $   (476,594)
                                            ------------       ------------
  Income from continuing operations
    before income taxes                     $  4,030,102       $  4,281,330
Income taxes                                   1,622,099          1,639,440
                                            ------------       ------------
  Income from continuing operations         $  2,408,003       $  2,641,890
                                            ------------       ------------
Discontinued operations:
  Loss from discontinued operations,
    net of taxes                            $   (971,299)      $   (680,212)
  Estimated loss on disposal of
    discontinued operations, net of taxes     (8,220,000)               - -
                                            ------------       ------------
                                            $ (9,191,299)      $   (680,212)
                                            ------------       ------------
Net income (loss)                           $ (6,783,296)      $  1,961,678
                                            ============       ============
Net income per common share:
  Net income per common share from
    continuing operations                   $       0.15       $       0.16
  Net loss per common share from
    discontinued operations                        (0.07)             (0.04)
  Estimated net loss per common share
    from disposal of discontinued operations       (0.50)               - -
                                            ------------       ------------
  Net income (loss) per common share        $      (0.42)      $       0.12
                                            ============       ============
Dividends per common share                  $       0.07       $       0.07
                                            ============       ============
Average common shares outstanding             16,484,871         16,485,095
                                            ============       ============

The accompanying notes are an integral part of the consolidated financial statements.
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                        For The Nine Months Ended September 30,
                                        --------------------------------------
                                                1994                1993
                                            ------------        ------------
Net sales                                   $149,128,963        $133,078,261
Cost of products sold                        119,405,994         106,559,198
                                            ------------        ------------
  Gross profit                              $ 29,722,969        $ 26,519,063
                                            ------------        ------------
Operating expenses
  Selling and warehousing                   $  8,917,244        $  8,382,829
  General and administrative                   5,206,877           4,741,192
                                            ------------        ------------
                                            $ 14,124,121        $ 13,124,021
                                            ------------        ------------
  Income from operations                    $ 15,598,848        $ 13,395,042
                                            ------------        ------------
Other income (expense)
  Interest expense                          $   (688,842)       $   (886,331)
  Other, net                                     104,222             (93,388)
                                            ------------        ------------
                                            $   (584,620)       $   (979,719)
                                            ------------        ------------
  Income from continuing operations
    before income taxes                     $ 15,014,228        $ 12,415,323
Income taxes                                   5,942,115           4,597,821
                                            ------------        ------------
  Income from continuing operations         $  9,072,113        $  7,817,502
                                            ------------        ------------
Discontinued operations:
  Income (loss) from discontinued
    operations, net of taxes                $   (125,126)       $    716,493
  Estimated loss on disposal of
    discontinued operations, net of taxes     (8,220,000)                - -
                                            ------------        ------------
                                            $ (8,345,126)       $    716,493
                                            ------------        ------------
Net income                                  $    726,987        $  8,533,995
                                            ============        ============
Net income per common share:
  Net income per common share from
    continuing operations                   $       0.55        $       0.48
  Net income (loss)per common share
    from discontinued operations                   (0.01)               0.04
  Estimated net loss per common share
    from disposal of discontinued operations       (0.50)                - -
                                            ------------        ------------
  Net income per common share               $       0.04        $       0.52
                                            ============        ============
Dividends per common share                  $       0.21        $       0.21
                                            ============        ============
Average common shares outstanding             16,484,893          16,485,141
                                            ============        ============
The accompanying notes are an integral part of the consolidated financial statements.

                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                        For the Nine Months Ended September 30,
                                        --------------------------------------
                                                    1994            1993
Cash Flows From Operating Activities            ------------    ------------
 Net income                                     $    726,987    $  8,533,995
 (Income) loss from discontinued operations        8,345,126        (716,493)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                   5,017,944       4,833,038
   Provision for doubtful accounts                   429,349         157,453
   Deferred income taxes                                 - -        (281,728)
   Loss on disposal of assets                          3,840         211,639
   Interest accrual on zero coupon notes             102,971          70,184
   Change in operating assets and liabilities,
    net of effect of acquisition and disposition
    of businesses:
      Receivables                                 (7,175,275)    (10,931,599)
      Inventories                                      4,565       2,268,553
      Other current assets                           919,776        (593,548)
      Accounts payable                             7,002,142      (3,239,932)
      Accrued expenses                             2,501,199      (1,001,099)
                                                ------------    ------------
  Net cash provided by (used in) operating
    activities:
      Continued operations                      $ 17,878,624    $   (689,537)
      Discontinued operations                      2,995,183       6,138,567
                                                ------------    ------------
  Net cash provided by operating activities     $ 20,873,807    $  5,449,030
                                                ------------    ------------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment     $ (4,945,246)   $ (2,301,873)
  Proceeds from disposal of assets                    19,500         129,750
  Acquisition of intangible assets                  (141,119)       (234,731)
  Net funds received upon redemption of
    other assets                                     125,715             - -
  Acquisition of business, less cash and
    cash equivalents acquired                            - -      (1,153,643)
  Payments received from non-operating
    notes receivable                                 213,827         548,236
  Funds advanced to affiliate disposed of as
    a part of discontinued operations                    - -      (5,315,179)
                                                ------------    ------------
  Net cash (used in) investing activities:
    Continued operations                        $ (4,727,323)   $ (8,327,440)
    Discontinued operations                       (2,995,183)     (9,806,291)
                                                ------------    ------------
  Net cash (used in) investing activities       $ (7,722,506)   $(18,133,731)
                                                ------------    ------------





The accompanying notes are in integral part of the consolidated financial statements.

                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)


                                        For the Nine Months Ended September 30,
                                        --------------------------------------
                                                    1994            1993
                                                ------------    ------------
Cash Flows From Financing Activities
  Changes in short-term debt                    $ (4,700,951)   $   (112,880)
  Net change in line of credit borrowings         (2,500,000)    (14,000,000)
  Proceeds from long-term debt                           - -      25,000,000
  Repayment of debt                               (3,824,123)       (369,000)
  Purchase of common stock                              (775)         (2,744)
  Cash dividends paid                             (3,461,512)     (3,462,654)
                                                ------------    ------------
  Net cash provided by (used in) financing
    activities:
      Continued operations                      $(14,487,361)   $  7,052,722
      Discontinued operations                            - -       3,667,724
                                                ------------    ------------
  Net cash provided by (used in) financing
    activities                                  $(14,487,361)   $ 10,720,446
                                                ------------    ------------

Decrease in cash and cash equivalents           $ (1,336,060)   $ (1,964,255)
Cash and cash equivalents at
  beginning of period                              2,830,015       3,545,943
                                                ------------    ------------
Cash and cash equivalents at
  end of period                                 $  1,493,955    $  1,581,688
                                                ============    ============























The accompanying notes are in integral part of the consolidated financial statements.

                    O'Sullivan Corporation and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

O'Sullivan Corporation's consolidated financial statements represent the combination of two principal manufacturing business segments. The primary segment of the Company is the plastics products business segment. This segment manufactures calendered and molded plastics products for the automotive and specialty plastics manufacturing industries. On April 1, 1993, the Company acquired Capitol Plastics of Ohio, Inc. Capitol Plastics is a custom injection molding manufacturing operation with one plant located in Bowling Green, Ohio. Capitol Plastics of Ohio, Inc., which is a wholly-owned subsidiary of O'Sullivan Corporation, is part of the plastics products business segment of the Company. On November 24, 1992, O'Sullivan Corporation acquired substantially all of the assets of Melnor Industries, Inc. and its wholly-owned subsidiary Melnor Manufacturing, LTD. With this acquisition, O'Sullivan Corporation entered the consumer products manufacturing, marketing and distribution business, which represents its second business segment. The new Company, which is a wholly-owned subsidiary of O'Sullivan Corporation, is now called Melnor Inc., and has as its wholly-owned subsidiary Melnor Canada, LTD. The principal source of income for the Company is from sales of those products produced by each business segment to manufacturers, distributors and retail outlets.

On October 3, 1994, the Company announced that it had signed a letter of intent dated September 30, 1994, with Automotive Industries, Inc. concerning the sale of the Company's Gulfstream Division. The assets of the Gulfstream Division being sold consists primarily of property, plant and equipment, inventories and the capital stock of Capitol Plastics of Ohio, Inc. which are all part of the Company's plastics products business segment. The consolidated financial statements of the Company have been adjusted and comparable periods restated to reflect the sale of the Gulfstream Division's assets, as of September 30, 1994. The results of discontinued operations are discussed and disclosed in footnote (B.).

Consolidated sales revenue on continuing operations increased to $44.7 and $149.1 million during the quarter and nine months ended September 30, 1994, compared to $39.2 and $133.1 million for the same periods last year, up 14.1% and 12.1%, respectively. Sales revenues for the primary plastics products segment of the Company increased to $37.0 and $111.9 million for the quarter and nine months ended September 30, 1994, compared to $33.0 and $100.0 million for the same periods last year, up 12.0% and 11.9%, respectively. Although sales increases for the quarter and nine months were experienced in virtually all product lines, the majority of sales increase experienced by the plastics products segment was for products produced for distribution to the automotive industry. The consumer products segment of the Company contributed $7.7 and $37.2 million in sales revenues for the quarter and nine months ended September 30, 1994, compared to $6.1 and $33.0 million for the same periods last year, up 25.2% and 12.7%, respectively. Consumer products sales increases experienced during the quarter ended September 30, 1994, were the direct results of increased sales and market penetration of counter-cyclical product lines, primarily snow shovels, as opposed to the regular lawn and garden watering products, produced and distributed by Melnor Canada, LTD., Melnor Inc.'s wholly-owned Canadian subsidiary.

Consolidated net income on continuing operations for the quarter and nine months ended September 30, 1994, was $2.4 and $9.1 million compared to $2.6 and $7.8 million for the same periods last year, down and up 8.8% and 16.0%, respectively. The primary reason for the decline in net income for the quarter ended September 30, 1994, compared to last year was the decline in gross profit experienced by the plastics products business segment of the Company. Gross profit on operations was $6.6 and $21.4 million for the quarter and nine months ended September 30, 1994, compared to $7.5 and $20.2 million for the same periods last year, down 12.1% and up 5.7%, respectively. The plastics products business segment's cost of products sold increased 16.6%, on sales increases of 12.0%, resulting in reduced gross profit on operations of $1.8 million, when compared to the same period last year. Costs of products sold for the segment represented 82.2% of sales for the quarter ended September 30, 1994, compared to 77.3% for the same period last year. The plastics products business segment was negatively affected by raw material costs and mixed compound costs increasing substantially faster than the Company's ability to pass price increases through to it's customer base, and the start-up of new and improved flexible vinyl compounds, all of which contributed to the increase in costs of products sold. Management considers these problems to be short-term in nature and that they will be corrected in the near future. Gross profit from operations for the consumer products segment of the Company showed significant improvement for the quarter and nine months ended September 30, 1994, with gross profit of $1.9 and $8.3 million compared to $701 thousand and $6.3 million for the same periods last year, up 181.1% and 32.7%, respectively. The primary reasons for the improvement in gross profit margins for the quarter ended September 30, 1994, were the increase in counter-cyclical sales volume and their associated added contribution margins for Melnor Canada, LTD., compared to the same period last year. Also, significant reductions in labor related overhead in cost of products sold have contributed to increased gross profit margins.

Consolidated operating expenses on continuing operations for the quarter and nine months ended September 30, 1994, were $4.2 and $14.1 million compared to $3.4 and $13.1 million for the same periods last year, up 23.6% and 7.6%, respectively. Selling and warehousing expenses were $2.7 and $8.9 million for the quarter and nine months ended September 30,1994, compared to $2.1 and $8.4 million for the same periods last year, up 26.8% and 6.3%, respectively. Selling and warehousing expenses represented 6.0% of each sales dollar for both the quarter and nine months ended September 30, 1994, compared to 5.4% and 6.3% for the same periods last year, for the combined primary plastics products and the consumer products business segments of the Company. General and administrative expenses for the quarter and nine months ended September 30, 1994, were $1.6 and $5.2 million compared to $1.3 and $4.7 million for the same periods last year, up 18.5% and 9.8%, respectively. General and administrative expenses represented 3.5% of each sales dollar for both the quarter and nine months ended September 30, 1994, compared to 3.4% and 3.6% for the quarters and nine months ended September 30, 1993.

Non-operating expenses decreased $194 thousand and $395 thousand during the quarter and nine months ended September 30, 1994, compared to the same periods last year, primarily due to lower amounts of external debt necessary to finance the Companies associated with the consumer products business segment.

Total consolidated debt decreased $14.2 and $10.6 million compared to June 30, 1994, and December 31, 1993, respectively. As of September 30, 1994, the consumer products segment, Melnor Inc., had external short and long-term debt obligations of $5.5 million, representing 13.3% of the total debt of the Company. During the first quarter of 1994, the company successfully completed negotiations with a financial institution for the debt restructuring of Melnor Inc. The new debt structure consists of a revolving credit facility substantially the same as before with standard negative operating covenants. This debt is secured by the assets of Melnor Inc. and does not represent any liability to the parent company. During the month of June, 1994, the Company renegotiated its $25.0 million unsecured line of credit with its principal bank, First Union National Bank of Virginia. The new unsecured line of credit is now $35.0 million and has a maturity date of June 30, 1997. The purpose of increasing this line of credit was to insure adequate capital for corporate liquidity, finance growth of trading assets, and to finance capital expenditures and/or acquisitions. With the current debt structure and lines of credit that are available, the Company believes that working capital requirements for the short and long-term are adequately provided for.

Currently, with prevailing bond market interest rates, the Company expects that the holders of the Company's $25.0 million in long-term Senior Notes, in accordance with the note agreement, will require payment in full upon completion of the sale of the Gulfstream Division to Automotive Industries, Inc. Although the Company is in compliance with all of the note agreement negative covenants as of September 30, 1994, the prepayment option is available to the note holders because of the nature of the announced sale. It is therefore expected that part of the cash proceeds from the sale of the Gulfstream Division will be used to retire the $25.0 million in long-term senior notes.

The Company's financial position and liquidity continue to remain strong at September 30, 1994, with shareholder's equity at 54.6% of total assets. Current assets compared to current liabilities were 3.0 to 1.0. Total debt to equity of the Company was 38.7% and net worth, although down $2.8 million from December 31, 1993, due to the loss recorded on the sale of discontinued operations, was still at $106.0 million.




































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

          In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of September 30, 1994, and December 31, 1993, and the results of its operations and cash flows for the three and nine months ended September 30, 1994, and 1993. Such adjustments consist only of normal recurring items.

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

          The results of operations for the three and nine months ended September 30, 1994, are not necessarily indicative of the operating results for the full year.

Note B.   Discontinued Operations

          On October 3, 1994, the Corporation announced that it had signed a letter of intent on September 30, 1994, with Automotive Industries, Inc. to sell certain assets of the Corporation's Gulfstream Division, which is part of the Company's plastics products business segment. The assets of the Gulfstream Division being sold consists primarily of property, plant, and equipment, inventories and the capital stock of Capitol Plastics of Ohio, Inc., a subsidiary of O'Sullivan Corporation operating as part of the Gulfstream Division. The disposal of the above assets is expected to be completed prior to December 31, 1994.

          The estimated loss on the disposal of the division of $8,220,000 (net of income tax benefit of $5,480,000) represents the estimated loss on the disposal of the assets of the division, along with expenses associated with disposal activities, including severance costs, environmental clean-up costs, professional fees and various other costs associated with the disposal, net of expected operating income of $1,400,000, during the phase-out period.

          Operating results of the Gulfstream Division for the three and nine months ended September 30, 1994, are shown separately in the accompanying income statements. Income statements for the three and nine months ended September 30, 1993, have been restated to show the results of the Gulfstream Division separately. Income taxes (benefit) applicable to the three and nine months ended September 30, 1994, were $(634,339) and $(86,439), respectively. For the three and nine months ended September 30,1993, the income taxes (benefit) were $(319,863) and $481,488, respectively.

          Net sales of the Gulfstream Division were $37,773,755 and $120,604,004 for the three and nine months ended September 30, 1994, respectively. Net sales were $27,333,910 and $84,520,798 for the three and nine months ended September 30, 1993, respectively. These amounts are not included in net sales in the accompanying income statements. Assets and liabilities of the Gulfstream Division consisted of the following at September 30, 1994, and December 31, 1993.

                                              September 30,    December 31,
                                                  1994             1993
                                              ------------     ------------
            Current Assets                    $ 15,399,262     $ 17,076,667

            Net property, plant and equipment   47,377,818       49,220,122

            Other assets                         2,096,107          876,519

            Liabilities and deferred taxes      13,260,469       14,179,089
                                              ------------     ------------
            Net assets of Gulfstream Division $ 51,612,718     $ 52,994,219
                                              ============     ============

Note C.   Receivables

          Receivables at September 30, 1994, and December 31, 1993, include accumulated work in process and amounts due from automotive customers and suppliers for funds advanced by O'Sullivan Corporation and its subsidiaries to support mold and tooling activities. These amounts were $7,302,247 at September 30, 1994, and $8,688,543 at December 31,
          1993.

          Receivables are presented net of an allowance for doubtful accounts of $1,255,835 at September 30, 1994, and $1,133,793 at December 31,
          1993.

Note D.   Inventories

          At September 30, 1994, and December 31, 1993, inventories were composed of the following:

                                      September 30,      December 31,
                                          1994               1993
                                      ------------       ------------
            Finished goods            $  7,132,792       $  9,453,982
            Work in process              7,849,634          4,947,924
            Raw materials               12,165,883         13,024,695
            Supplies                     2,778,835          2,505,108
                                      ------------       ------------
                                      $ 29,927,144       $ 29,931,709
                                      ============       ============

          Slow-moving inventories at September 30, 1994, and December 31, 1993, amounted to $877,209 and $640,539, respectively, less a reserve at September 30, 1994, and December 31, 1993, of $502,329 and $306,320,
          respectively. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.


Note E.   Property, Plant and Equipment

          At September 30, 1994, and December 31, 1993, property, plant and equipment were composed of the following:

                                      September 30,      December 31,
                                          1994               1993
                                      ------------       ------------
            Land                      $  1,246,105       $  1,226,403
            Buildings                   23,835,167         25,279,956
            Machinery and equipment     62,063,123         57,751,673
            Transportation equipment     3,491,888          3,468,575
                                      ------------       ------------
                                      $ 90,636,283       $ 87,726,607
            Less accumulated
              depreciation              45,906,941         41,099,245
                                      ------------       ------------
                                      $ 44,729,342       $ 44,627,362
                                      ============       ============

Note F.   Accrued Expenses

          At September 30, 1994, and December 31, 1993, accrued expenses were comprised of the following:

                                      September 30,      December 31,
                                          1994               1993
                                      ------------       ------------
            Accrued compensation      $  6,038,092       $  3,358,883
            Employee benefits            3,431,850          2,827,832
            Dividends payable            1,152,275          1,153,497
            Other accrued expenses       5,517,522          3,112,093
                                      ------------       ------------
                                      $ 16,139,739       $ 10,452,305
                                      ============       ============

Note G.   Debt

          Short-Term Debt

          Short-term debt at September 30, 1994, consisted of a revolving credit facility ("revolving loan") with a financial institution in the amount not to exceed $15,000,000 which expires March 3, 1996, and shall be automatically renewed for one year periods thereafter, unless terminated by either party as provided for in the loan agreement. The maximum principal amount at any time outstanding of the revolving loan is equal to the "Borrowing Base" at such time. At any date of determination thereof, the borrowing base is an amount equal to the lesser of: (i) the revolving credit facility amount; or
          (ii) the sum of: (a) 80% of the net amount of eligible accounts receivable outstanding at such time; plus (b)the lesser of (A) $5,500,000 during the period commencing on November 1 in each year and ending on March 31 in the following year, and $4,500,000 at all other times in each year or (B) the sum of (x) the lesser of (1) 45% of the value of eligible inventory at such date consisting of raw materials or (2) the maximum inventory of raw materials, plus (y) the lesser of (1) $100,000 or (2) 45% of the value of eligible inventory at such date consisting of work-in-process inventory, plus (z) the lesser of (1) 55% of the value of borrower's eligible inventory at such date consisting of finished goods or (2) the maximum inventory borrowing base value of such eligible inventory of finished goods; minus (c) with respect to any letter of credit obligations outstanding at such date, the sum of (A) the product of (1) the face amount of any documentary letter of credit obligation, times (2) 100% less the applicable percentage advance rate for the eligible inventory whose purchase is being supported by the documentary letter of credit obligation, plus (B) 100% of the face amount of all other letter of credit obligations outstanding at such date; minus (d) any amounts which lender may pay pursuant to any of the loan documents for the account of borrower. Interest is payable monthly at a fluctuating rate equal to prime plus 1.25%, but at no time shall the rate be less than 6%. The rate of September 30, 1994 was 9.0%. In addition, underutilization and letter of credit fees are payable monthly. Total loan availability at September 30, 1994, was $4,854,939. At September 30, 1994, $3,783,026 was borrowed on this note.

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

          Short-term debt at December 31, 1993, consisted of a revolving credit facility ("revolving loan") with a finance company in an aggregate amount not to exceed $20,000,000 which was due to expire November 24, 1994. The aggregate amount of the revolving loan cannot exceed the lesser of (i) the Current Asset Base minus the Letter of Credit Reserve and (ii) the Total Seasonal Revolving Loan Facility of $20,000,000 during the period of February 1 through July 31 of each year and the Total Permanent Revolving Loan Facility of $11,000,000 during the period of August 1 through January 31 of the succeeding calendar year. The Current Asset Base equals 85% of the face amount of eligible accounts receivable plus 55% of eligible inventory for Melnor Inc. and its subsidiary.

          Eligible inventory cannot exceed $6,500,000 between August 1 and January 31 of the succeeding calendar year and $7,500,000 between February 1 and July 31 of each year. The Letter of Credit Reserve equals the sum of 45% of the face amount of letters of credit issued for purchase of inventory and 100% of the face amount of all other letters of credit outstanding. Interest is payable monthly at a fluctuating rate equal to prime plus 1.5%. The rate at and December 31, 1993, was 7.5%. In addition, underutilization and letter of credit fees are payable monthly. Total loan availability at December 31, 1993, amounted to $9,000,000. At December 31, 1993, $8,483,977 was borrowed.

          Long-Term Debt                           September 30, December 31,
                                                       1994          1993
                                                   ------------  ------------
          7.05% Senior Notes dated May 27, 1993,
          payable to various insurance companies.
          The notes bear an interest rate of
          7.05% payable semiannually on the first
          day of May and November, commencing
          November 1, 1993.  Interest is due on
          any overdue principal, premium amount
          and interest installment at the rate of
          8.05% per annum until paid.  Principal
          payments of the lesser of (a)
          $5,000,000 or (b) the principal amounts
          of the notes then outstanding are due
          on May 1 of each year, commencing May
          1, 1996, and ending May 1, 1999.
          Prepayment of the notes may be done at
          any time prior to the scheduled payment
          dates with a prepayment premium.  The
          entire remaining principal amount of
          the notes shall become due and payable
          on May 1, 2000.  The note agreement
          provides, among other things, for
          certain financial covenants in regard
          to the Corporation, such as
          consolidated net worth requirements,
          interest charge coverage ratios and
          limitations on liens and additional
          debt.  Negative covenants provide for,
          among other things, limitations on
          indebtedness; mergers, consolidations
          and sale of assets; and dividends and
          other distributions.  The Corporation
          is in compliance with these covenants.   $ 25,000,000  $ 25,000,000

          Line of credit notes payable to First
          Union National Bank of Virginia.  The
          Corporation has a $35,000,000 unsecured
          line of credit to support general
          corporate activities.  The note
          agreement provides for certain
          financial covenants in regard to the
          Corporation.  The Corporation is in
          compliance with those covenants.
          Borrowings against the line of credit
          are at or below prevailing prime
          interest rates, (5.6% at September
                                                   September 30, December 31,
                                                       1994          1993
                                                   ------------  ------------
          30, 1994, and 6.0% at December 31,
          1993).  The line of credit matures
          June 30,1997.                              10,500,000    13,000,000

          7.5% promissory note payable from
          Melnor Inc. to a finance company due in
          monthly payments of $41,000 plus
          interest at a fluctuating rate equal to
          1.5% per annum in excess of the prime
          rate (7.5% at December 31, 1993) with
          the outstanding balance payable in full
          on November 24, 1994, collateralized by
          all assets of Melnor Inc. and its
          subsidiary.  The loan was provided
          under the same security agreement as
          the revolving loan as of December 31,
          1993 described in the Short-Term Debt
          section and was subject to the same
          covenants and items as the revolving loan.        - -       508,000

          7.0% senior subordinated note payable
          from Melnor Inc. to an insurance
          company due November 24, 1994, with
          interest payable at the prime rate plus
          1.0% (7.0% at December 31, 1993) on
          November 24, 1993, May 24, 1994, and
          November 24, 1994.  Interest payments
          were guaranteed by O'Sullivan
          Corporation.  The note purchase
          agreement provided, among other things,
          restrictions on indebtedness and liens,
          capital expenditures and various
          financial covenants.                              - -     2,695,000

          7.0% senior subordinated note payable
          from Melnor Inc. to an affiliate of
          Melnor Industries, Inc. due December
          24, 1994, with interest payable at the
          prime rate plus 1.0% (7.0% at December
          31, 1993) on June 24, 1994, and
          December 24, 1994.  Interest payments
          were guaranteed by O'Sullivan
          Corporation.                                      - -       305,000

          Unsecured non-interest bearing
          promissory note payable from Melnor
          Inc. to Melnor Industries, Inc.
          discounted at 9.0% due on November
          24, 1996.                                   1,330,654     1,243,747

          Non-interest bearing obligation payable
          to Melnor Industries, Inc., discounted
          at 9.0%.  Payment is contingent upon
          Melnor Industries, Inc. satisfying its
          obligation under the New Jersey
          Environmental Cleanup Responsibility
          Act and the release by the State of the
                                                   September 30, December 31,
                                                       1994          1993
                                                   ------------  ------------
          escrow fund of $300,000 established to
          fund environmental cleanup activities.        247,031       230,966

          Notes payable from Melnor Inc. to
          equipment finance companies due in
          monthly payments totaling $906
          including interest at rates from
          11.7% to 15.5%.                                10,185        17,052

          Capital lease obligations                      93,725        34,081
                                                   ------------  ------------
                                                   $ 37,181,595  $ 43,034,566
                  Less current maturities                63,437     3,532,732
                                                   ------------  ------------
                                                   $ 37,118,158  $ 39,501,834
                                                   ============  ============

Note H.   Business Combination

          On April 1, 1993, the Corporation acquired all of the outstanding stock of Capitol Plastics of Ohio, Inc. for $1,000,000. Capitol Plastics is engaged in the business of custom injection molding. The transaction has been accounted for as a purchase and the accounts and transactions of the acquired business have been included in the consolidated financial statements from the date of acquisition.

          Unaudited pro forma consolidated net sales, net income and net income per common share for discontinued operations, assuming the acquisition had occurred as of the beginning of 1993, would have been approximately as follows:

                Pro forma net sales                    $ 91,200,000
                Pro forma net income                   $    766,000
                Pro forma net income per common share  $       0.05

Note I.   Supplemental Cash Flow Information

          Supplemental Disclosure of Cash Flow Information

                                      For the Nine Months Ended September 30,
                                      ---------------------------------------
                                                 1994         1993
                                              ----------   ----------
          Cash payments for interest,
            net of interest capitalized       $1,970,758   $  925,026
                                              ==========   ==========

          Cash payment for income taxes       $5,470,173   $7,220,293
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

     (b) Reports on Form 8-K - Report dated October 3, 1994, disclosing the signing of the letter of intent for the proposed sale of the Gulfstream Division of O'Sullivan Corporation to Automotive Industries, Inc.






























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


   November 14, 1994