Form 10-Q/A
period 1994-09-30
OSULLIVAN CORP
filed 1995-01-12
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-Q/A


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

         27 Article 5 of Regulation S-X, Financial Data Schedule for the third quarter Form 10-Q.

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


   January 12, 1995