Form 10-K
OSULLIVAN CORP
filed 1995-03-29
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-K
    (Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year Ended December 31, 1994
                                      OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                         Commission file number 1-4438

                            O'SULLIVAN CORPORATION
            (Exact name of registrant as specified in its charter)

                Virginia                         54-0463029
    (State or other jurisdiction of            (I.R.S Employer
     incorporation or organization)          Identification No.)

    1944 Valley Avenue, PO Box 3510
          Winchester, Virginia                      22601
    (Address of principal executive              (Zip Code)
                offices)
                                 703-667-6666
             (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12 (b) of the Act:
                                          Name of each exchange on
          Title of each class                 which registered
       Common stock-par value $1           American Stock Exchange

    Securities registered pursuant to Section 12 (g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.
                  Yes  /X/                           No   /  /
    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by amendments to this Form 10-K. [ ]

    The aggregate market value of Common Stock, Par Value $1 held by nonaffiliates (based upon the closing sales price on the American Stock Exchange) on March 10, 1995 was approximately $162,964,814.

    As of March 10, 1995 there were 16,502,766 shares of Common Stock, Par Value $1, outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995 are incorporated by reference into Part III.

                                       - 1 -
                                      PART I

     ITEM 1.   BUSINESS

     O'Sullivan Corporation began business in 1896 as O'Sullivan Rubber Company in Lowell, Massachusetts as a manufacturer of rubber heels for the shoe industry. In 1932 the business was moved to Winchester, Virginia. In September, 1945 a corporation named O'Sullivan Rubber Corporation was formed to acquire O'Sullivan Rubber Company, Inc. In 1970, the Corporation changed its name to O'Sullivan Corporation to reflect the increasing importance of plastics in the business mix.

     During the 1970's and 1980's the Corporation added significant capacity in the plastic calendering part of its business operations by the addition of a calender in Lebanon, Pennsylvania and by the creation of two subsidiary corporations (Regalite Plastics Corporation located in Newton Upper Falls, Massachusetts and O'Sullivan Plastics Corporation located in Yerington, Nevada) to acquire calendering facilities at those locations. During 1988 the Corporation began construction of an additional calendering facility in Winchester, Virginia. The facility began operation during 1991. Due to several market related factors, this facility operated at production levels significantly below its projected capacity during 1992. In 1993 and 1994 the facility operated at profitable levels due to improved market conditions and overall improvements in manufacturing processes and capacity utilization. Other calendering facilities of the Corporation have continued to operate at profitable levels. Management is confident that this portion of the Corporation's operations will continue to operate at profitable levels based on available capacity and business.

     In 1986, in response to foreign competitive pressures and decisions to concentrate on other areas of the business, the Corporation sold its rubber manufacturing operations to the Vulcan Corporation and exited the rubber heel and sole business.

     In 1989 the Corporation purchased seventy acres of land in Huron, Ohio and subsequently constructed a 175,000 square foot facility to house an injection-molding operation to complement those then in operation in Virginia. The facility began operations during the third quarter of 1990. Due primarily to customer driven program delays this facility operated well below optimum capacity levels during 1991 and 1992. In 1993 the Huron facility continued to perform far below management expectations and predetermined production standards. This plant was the most complex of all O'Sullivan Corporation injection molding operations because of "In Line Vehicle Sequencing", a highly advanced stage of the "Just In Time" concept of delivering parts to the customer. The impact of this system created unexpected inefficiencies due to volatile swings in scheduling driven by significant changes in customer demand. Coupled with sales volumes significantly lower than expected, the inefficiencies resulted in markedly higher production costs. To address these problems, the Corporation added additional machinery and warehouse space to enhance efficiency by operating equipment for longer production runs at more efficient rates and aggressively pursued incremental business for the Huron operation.



                                       - 2 -
     ITEM 1.   BUSINESS (Continued)

     In 1992 the Corporation made a significant departure from its traditional line of business activity by entering into a consumer products oriented business through the acquisition of substantially all the assets of Melnor Industries, Inc., including its wholly-owned Canadian subsidiary, Melnor Manufacturing, Ltd. The resulting corporation, known as Melnor Inc., includes the Canadian subsidiary, and operates as a wholly-owned subsidiary of O'Sullivan Corporation. With the formation of Melnor Inc., the Corporation acquired a well known brand name in water sprinkler systems and other lawn and garden products. This business acquisition will not only provide for diversification of the Corporation's business, but will also provide a means to develop, manufacture and market non-automotive related products through an established distribution system. During 1992, Melnor Inc. did not materially impact total operating results since it was in operation for only a short part of the year having been formed on November 24, 1992. During 1993 profit objectives were not achieved, although management believes significant improvements were made in materials management and in controlling other operating costs. Sales for 1993 were negatively impacted by extremely unfavorable weather conditions in the Eastern and Mid-West United States. Sales and earnings for 1994 showed significant improvement compared to 1993. Currently, the outlook for the consumer products business segment is promising for 1995 and management expects increased sales volumes and profits to continue.

     On April 1, 1993, the Corporation acquired Capitol Plastics of Ohio, Inc. The acquired entity is a custom injection molding manufacturing operation with one plant located in Bowling Green, Ohio. Capitol Plastics operated as a wholly-owned subsidiary of the Corporation and became part of the Plastics Products business segment. During 1993, Capitol Plastics experienced depressed sales and earnings due to lower than expected sales of 1993 model year vehicles and difficulties with the launch of new programs with its major customer, Honda. Results for 1994 were greatly improved due to improved sales volumes and the resolution of costs involved with the launch of new programs.

     In December, 1994 the Corporation sold its injection molding operations (the Gulfstream Division including Capitol Plastics of Ohio, Inc.) to Automotive Industries Holdings, Inc. The sale involved primarily the property, plant and equipment and inventories associated with the injection molding operations located in Winchester and Luray, Virginia and Huron, Ohio as well as the capital stock of Capitol Plastics of Ohio, Inc., also an injection molding facility. Supplier pressures and the prohibitive costs involved with achieving the size necessary to become a major supplier in the injection molding trim business led management to believe it would be in the long-term interest of the Corporation to divest itself of its involvement in the injection molding business and concentrate its resources on calendering operations and the growing opportunities in the consumer products business. The divestiture of the injection molding operations involved the sale of assets with a book value of approximately $50 million net of certain liabilities assumed by the purchaser.




                                       - 3 -
     ITEM 1.   BUSINESS (Continued)

     The Corporation's operations are classified principally in two business segments: Calendered Plastics Products ("Plastics Products") and Lawn and Garden Consumer Products ("Consumer Products"). The Plastics Products segment is involved primarily with the manufacture of calendered plastics products for the automotive and specialty plastics manufacturing industries. The Consumer Products segment primarily involves the manufacture and distribution of a wide range of lawn and garden products. Operating profits for each segment represent net sales for the segment less operating expenses specific to each segment and exclude general corporate expenses and non-operating income and expenses. Identifiable assets for each segment represent those assets used in the segment's operations and exclude general corporate assets. General corporate assets are identified as cash and cash equivalents, investments and other non-operating assets.

     Net sales for the Plastics Products segment (from continuing operations) to the divisions and subsidiaries of Ford Motor Company amounted to $24,385,299 (12.5% of net sales) in 1994, $13,374,601
     (7.7% of net sales) in 1993 and $9,123,228 (7.3% of net sales) in 1992.

     Business Segment Information

     Net Sales By Class of             1994          1993          1992
      Similar Products             ------------  ------------  ------------
       Plastics Products           $149,438,108  $132,832,228  $123,374,078
       Consumer Products             45,536,156    40,513,273     2,402,836 (a)
                                   ------------  ------------  ------------
                                   $194,974,264  $173,345,501  $125,776,914
                                   ============  ============  ============

     Operating Profit (Loss)
      Plastics Products            $ 21,630,468  $ 23,085,147  $ 17,630,963
      Consumer Products               4,282,552     2,057,052      (279,775)(a)
                                   ------------  ------------  ------------
       Total Operating Profit      $ 25,913,020  $ 25,142,199  $ 17,351,188
      General Corporate Expenses      7,289,802     7,184,538     4,173,799
      Non-operating Revenue(Expense)   (512,739)     (628,511)      533,988
                                   ------------  ------------  ------------
       Income From Continuing
       Operations Before Income
       Taxes and Cumulative Effect
       of Accounting Changes       $ 18,110,479  $ 17,329,150  $ 13,711,377
                                   ============  ============  ============

     Identifiable Assets
      Plastics Products            $ 92,203,867  $ 99,706,260  $ 81,522,707
      Consumer Products              27,318,222    25,394,702    23,560,028
                                   ------------  ------------  ------------
       Total Identifiable Assets   $119,522,089  $125,100,962  $105,082,735
      General Corporate Assets       25,006,799    19,264,457    16,913,921
                                   ------------  ------------  ------------
       Total Assets-Continuing
       Operations                  $144,528,888  $144,365,419  $121,996,656
                                   ============  ============  ============


                                       - 4 -
     ITEM 1.   BUSINESS (Continued)

                                       1994          1993          1992
     Capital Expenditures(b)       ------------  ------------  ------------
      Plastics Products            $  7,477,833  $ 15,193,167  $  6,384,938
      Consumer Products               1,205,377     1,351,516        32,502 (a)
      General Corporate                  67,986        86,531       299,654
                                   ------------  ------------  ------------
       Total Capital Expenditures  $  8,751,196  $ 16,631,214  $  6,717,094
                                   ============  ============  ============

     Depreciation and Amortization (b)
      Plastics Products            $  8,644,205  $  9,651,506  $  9,164,057
      Consumer Products               1,719,307     1,402,596       104,520 (a)
      General Corporate                 503,763       384,268       354,635
                                   ------------  ------------  ------------
       Total Depreciation and
       Amortization                $ 10,867,275  $ 11,438,370  $  9,623,212
                                   ============  ============  ============

     (a) Includes activity only from acquisition of business at November 24, 1992 through December 31, 1992.

     (b) Includes activity from discontinued operations.


     The Corporation's Plastics Products segment manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries. Distribution is by direct sales to manufacturers and distributors. Calendered plastic products manufactured include vinyl sheeting for vehicular dashboard pads, swimming pool liners and covers, notebook binders, luggage, upholstered furniture, golf bags, floor tile, pond liners, protective clothing, mine curtains, boat and automobile windows and medical grade materials.

     All essential raw materials are readily available to the Plastics Products segment of the Corporation. For the most critical raw materials, the Corporation has secondary sources of supply if required. Major suppliers of raw materials to this segment include the following: Geon Company, Occidental Chemical, Aristech Chemicals, Witco Corporation, Goodyear Tire & Rubber Company, Penn Colors, Toray and Emery Group.

     The Plastics Products segment of the Corporation possesses significant technology in the compounding, formulation and manufacture of its products.

     The business of the Plastics Products segment of the Corporation is not seasonal.

     A significant customer of the Plastics Products segment accounting for ten percent or more of the segment's 1994 sales was Ford Motor Company.





                                       - 5 -
     ITEM 1.   BUSINESS (Continued)

     The normal production backlog of the Plastics Products segment is approximately thirty to forty five days. The Corporation has long-term contracts totaling several million dollars for this segment, but orders are not considered firm until specific production releases are received from customers.

     The Plastics Products segment products are sold in markets in which there is competition from many plastic manufacturers, both domestic and foreign. While no single competitor offers all of the products produced by this segment, there are many competitors for any single product. Some of the segment's major competitors are Canadian General Tower, Gencorp Inc., Achilles USA Inc., Nanya Plastics Corporation, Intex Plastics Corporation, Borden, Inc. and HPG International, Inc.

     The Corporation's Consumer Products segment began with the formation of Melnor Inc. in November, 1992. The primary activity of the segment is the manufacture, assembly, sale and distribution of home lawn and garden products. The products produced and sold by the segment include: Oscillating, rotary and traveling sprinklers, hose storage units, watering timers, aqua guns and air spray tanks and snow shovels. Secondary product lines representing less than ten percent of sales volumes include humidification systems and buy-sell distribution of ceiling fans and thermostats. Distribution of the segment's products is by direct sale to distributors and direct retail outlets.

     All essential raw materials are readily available to this segment. Some raw materials are supplied by foreign sources, but they are not of significant volume and can be obtained from alternative sources if necessary. Purchased components are generally designs that are readily available from several markets. Major suppliers to this segment include: Diehl PTE, Stax Ltd., Landen Enterprises, Armada Tool Works, CPC of Vermont, Himont Canada and Alvera Manufacturing.

     The Consumer Products segment of the Corporation holds many patents and trademarks for products produced and sold by the segment. Due to the nature of the segment's business activity, the Corporation does not believe that the nature of these patents and trademarks is significant to the long-term success of the segment's operations.

     The business of the Consumer Products segment is seasonal in nature. Lawn and garden products are traditionally shipped to distribution and retail outlets commencing in late December and early January through the following May.

     Home Depot, Inc. was the only customer of this segment accounting for ten percent or more of the segment's sales for 1994.

     The products of this segment are sold in markets in which there is competition from many lawn and garden products suppliers. While no one competitor offers the product lines offered by this segment, there are a significant number of competitors for specific products. Major competitors include: Rain Bird Corporation, Suncast Company, Gilmour Corporation and Nelson Company.



                                       - 6 -
     ITEM 1.   BUSINESS (Continued)

     No material effects upon the capital expenditures, earnings and competitive position of the Corporation are anticipated to result from the enactment or adoption of federal, state or local environmental regulations. During 1994 the Corporation completed the construction of a regenerative thermal oxidizer at its Winchester, Virginia location, at a cost of approximately $3.5 million. The equipment is designed to control certain emissions in compliance with various regulations. No major capital expenditures for environmental control facilities are anticipated for the immediate future.

     The Corporation currently employs approximately 1,100 full-time employees.

     The Corporation is not engaged in any material transactions with customers or suppliers located in foreign countries.

     ITEM 2.   PROPERTIES

     O'Sullivan Corporation owns approximately 663,000 square feet of manufacturing, warehouse and office space on approximately 123 acres in Winchester, Virginia; 76,000 square feet of manufacturing, warehouse and office space on six acres in Lebanon, Pennsylvania; 110,000 square feet of manufacturing and warehouse space on approximately five acres in Newton Upper Falls, Massachusetts; 85,000 square feet of manufacturing and warehouse space on thirteen acres in Yerington, Nevada; 82,000 square feet of manufacturing, warehouse and office space on approximately seven acres in Brantford, Ontario, Canada.

     The Corporation currently leases 29,250 square feet of warehouse space in St Louis, Missouri; 15,600 of warehouse space in Bell (Los Angeles), California; 10,000 square feet of warehouse space in Yerington, Nevada and 347,000 square feet of manufacturing, warehouse and office space in Moonachie, New Jersey. The Corporation also has a sales office located in Chicago, Illinois.

     The percentage utilization of the Corporation's manufacturing facilities is difficult to measure due primarily to the Corporation's system of adding property, plant and equipment as required by business conditions. Management believes that unused capacity existed in both segments of the Corporation's operations during 1994.

     ITEM 3.   LEGAL PROCEEDINGS

     As of December 31, 1994, O'Sullivan Corporation and its Subsidiaries had no material proceedings pending to which the Corporations were a party or of which any of their property was the subject.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were voted upon during the fourth quarter of 1994.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     See information provided under Part III, Item 10, included in this Form 10-K.


                                       - 7 -
                                      PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The principal market on which the Corporation's common stock is traded is the American Stock Exchange.

     The table below presents the high and low market prices and dividend information for the Corporation's common shares for 1994 and 1993.

                                            Price Range          Cash
                                          High        Low      Dividend

          1994        First Quarter      10 5/8      8 7/8        .07
                      Second Quarter     10 5/8      8 7/8        .07
                      Third Quarter      10 5/8      8 7/8        .07
                      Fourth Quarter     10 3/8      8 7/8        .07

          1993        First Quarter      11 7/8      9 1/4        .07
                      Second Quarter     12 5/8      9 5/8        .07
                      Third Quarter      12          10           .07
                      Fourth Quarter     11 3/8      8 1/2        .07

     The approximate number of shareholders as of December 31, 1994 was 3,000.

     No change is anticipated regarding the Corporation's dividend policy.

     There are no restrictions on the payment of dividends at the current time.

     ITEM 6.   SELECTED FINANCIAL DATA  (FROM CONTINUING OPERATIONS)

                   1994         1993         1992         1991         1990
               ------------ ------------ ------------ ------------ ------------
   Net sales   $194,974,264 $173,345,501 $125,776,914 $114,368,326 $104,590,821

   Net income    10,974,970   10,382,400    8,407,638    8,498,059    7,465,850

   Net income
    per common
    share              0.67         0.63         0.51         0.52         0.45

   Total
    assets      144,528,888  144,365,419  121,996,656  101,144,600  104,596,655

   Long-term
    debt          1,652,995    1,501,834    4,871,664       19,719      214,100

   Total debt     1,705,069   13,518,543   12,132,365      248,197      462,297

   Cash dividends
    per common
    share              0.28         0.28         0.28         0.28         0.28

   Return on
    Equity          10.1%        10.0%         8.6%         8.5%         8.3%



                                       - 8 -
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     O'Sullivan Corporation's consolidated financial statements represent the combination of two principal manufacturing business segments. The primary segment of the Company is the plastics products business segment. This segment manufactures calendered and molded plastics products for the automotive and specialty plastics manufacturing industries. On November 24, 1992 O'Sullivan Corporation acquired substantially all of the assets of Melnor Industries, Inc. and its wholly-owned subsidiary Melnor Manufacturing, LTD. With this acquisition, O'Sullivan Corporation entered the consumer products manufacturing, marketing and distribution business which represents its second business segment. The new Company, which is a wholly-owned subsidiary of O'Sullivan Corporation, is now called Melnor Inc. and has as its wholly-owned subsidiary Melnor Canada, LTD. The principal source of income for the Company is from sales of those products produced by each business segment to manufacturers, distributors and retail outlets.

     On October 3, 1994 the Company announced that it had signed a letter of intent with Automotive Industries, Inc. concerning the sale of the Company's Gulfstream Division. On December 2, 1994 the Company closed the transaction and as a result of this activity exited the injection molding business. The assets sold as a result of this transaction consisted primarily of property, plant and equipment, inventories and the capital stock of Capitol Plastics of Ohio, Inc. The accompanying consolidated financial statements have been adjusted and comparable periods restated to reflect the sale of the Gulfstream Division's assets. Additional information on discontinued operations is disclosed in footnote 16. The discussion that follows focuses on continuing operations.

     Consolidated net sales on continuing operations for the year ended December 31, 1994 were $195.0 million, compared to $173.3 million in 1993, up 12.5%. Sales increases were primarily volume related. Although non automotive price increases were implemented, continued downward pricing pressure was prevalent throughout the industries supplied by the Company's operating business segments. This was particularly true in the plastics products business segment which supplies products for the domestic automobile industry. Overall sales growth on continuing operations was evenly distributed between business operating segments.

     Consolidated net income from continuing operations for the year ended December 31, 1994 increased 5.7% from $10.4 million in 1993 to $11.0 million in 1994. Although the Company experienced modest earnings increases on continuing operations for the year ended December 31, 1994, earnings expectations for the year were not realized. The primary negative effect on earnings was the Company's inability to pass increased raw material costs through to its customer base in a timely manner. In some instances this was the result of competitive pressures. However, contractual restrictions also prohibited the Company from matching necessary price increases with the associated cost increases. These restrictions permit price changes reflecting raw material market conditions once per year on January 1st. Under certain circumstances where unusually severe fluctuations in raw


                                       - 9 -
     material costs cause economic hardship, prices may be adjusted more
     frequently.   As a result of these issues operating profits were
     negatively affected during the third and fourth quarters of 1994. The Company has subsequently implemented price increases to its customer base in the month of January, 1995 and expects earnings to improve as a result.

     O'Sullivan Corporation's plastic products business segment accounted for 76.6% of the consolidated net sales from continuing operations for the year ended December 31, 1994. Sales increased 12.5% on continuing operations from $132.8 million in 1993 to $149.4 million in 1994. Sales increases experienced by the plastics products business segment were primarily volume related as competitive and contractual restrictions prohibited significant price increases during 1994. For the year ended December 31, 1994, the plastics product business segment contributed $17.2 million in pre-tax net income on continuing operations compared to $18.8 million for the same period last year, down 8.7% . The primary reason for the decline in pre-tax net income for the plastics products business segment was the decline in gross profits experienced during the third and fourth quarters of 1994. Gross profits for the year ended December 31, 1994 on continuing operations were $27.8 million, compared to $28.2 million in 1993. The plastics products business segment's cost of goods sold increased 16.1% on sales increases of 12.5% which resulted in reduced gross profit of $3.7 million when compared to last year. Costs of goods sold for the plastics products segment represented 81.4% of each sales dollar for the year ended December 31, 1994 compared to 78.8% for the same period last year. The increase in costs of goods sold was negatively influenced by raw material costs and mixed compound costs increasing substantially faster than the Company's ability to pass price increases through to its customer base and the start up costs associated with new and improved flexible vinyl sheeting compounds necessary to launch new programs in 1995. The Company has introduced price increases to its customer base during the month of January, 1995 and is confident that the start up problems which negatively affected profits have been addressed. Selling and warehousing expenses associated with the plastics products business segment increased 23.3% during 1994 when compared to the same period last year. During 1994, selling and warehousing expenses represented 4.2% of each sales dollar compared to 3.8% during 1993. The primary reason for the increase was the result of increased bad debt expense associated with the financial failure of two long standing bookbinding customers during the last half of 1994. Currently the Company expects 1995 sales revenue in the plastics products business segment to exceed the rate of growth recorded during 1994. The greatest potential for increased sales volume will come from those products produced by the Company for the domestic automobile industry, with modest growth in other product lines within this business segment.

     The Company's consumer products segment was established with the acquisition of Melnor Inc., in November 1992. The primary activity of the consumer products segment is the manufacture, sale and distribution of home lawn and garden watering products to distributors and retail outlets. Net sales for the consumer products segment accounted for 23.4% of consolidated net sales from continuing operations for the year ended December 31, 1994. Net sales increased 12.4% from $40.5 million in 1993 to $45.5 million in 1994. The


                                       - 10 -
     increase in net sales revenue was due primarily to volume related market penetration rather than to increased sales prices. For the year ended December 31, 1994, the consumer products segment contributed $916 thousand in pre-tax profits, compared to a pre-tax loss of $1.5 million for the same period last year, up 161%. The major contributing factor to this increase was the overall reduction of overhead expenses, primarily salaries and benefits and the more efficient utilization of the resources available to the Company. Selling and warehousing expenses inclusive of bad debt expense represented 12.9% and 14.1% of each sales dollar for the years ended December 31,1994 and 1993 respectively. Currently, the outlook for the consumer products business segment is promising for the fiscal year 1995, and management expects increased sales volumes and profits to continue.

     Consolidated corporate administration expenses from continuing operations increased 1.5% for the period ended December 31, 1994 compared to the same period last year. As a percent of net sales, general corporate administrative expenses represented 3.7% of each sales dollar in 1994 compared to 4.1% for the same period last year. Due to the sale of the Company's Gulfstream injection molding business in December,1994 the Company has and is currently evaluating the structure of the Company's administrative functions in order to maximize utilization of its resources.

     Consolidated non-operating net expense on continuing operations decreased 18.4% during the year ended December 31, 1994 when compared to the same period last year, primarily due to lower amounts of external debt necessary to finance the companies associated with the consumer products business segment.

     Consolidated capital spending decreased 47.3% during 1994. For the year ended December 31, 1994 the Company invested $8.8 million in new property, plant and equipment compared to $16.6 million during 1993. Planned capital expenditures for 1995 in both the plastics products business segment and the consumer products business segment are expected to be equal to or slightly greater than the amounts spent during 1994. Currently the Company has additional capacity in both the plastics products and consumer products business segment operations. As has been the Company's practice, additions to property, plant and equipment are implemented when additional business cannot be absorbed into existing facilities or product specifications require new and improved technology.

     Total consolidated debt for the Company decreased $49.8 million for the period ended December 31, 1994, when compared to the same period last year. With the proceeds from the sale of the Gulfstream Division the Company was able to retire all of its short and long-term debt obligations for O'Sullivan Corporation and its wholly owned subsidiary Melnor Inc., with the exception of two zero-coupon notes and capital lease obligations of Melnor Inc., totaling $1.7 million, which by definition will not be paid until their respective due dates. During the month of June 1994 the Company renegotiated its $25.0 million unsecured line of credit with its principal bank, First Union National Bank of Virginia. The new unsecured line of credit is now $35.0 million and has a maturity date of June 30, 1997. The purpose of increasing this line of credit was to insure adequate capital for


                                       - 11 -
     corporate liquidity, finance growth of trading assets, and to finance capital expenditures and acquisitions. With the current cash investments and lines of credit that are available, the Company believes that working capital requirements for the short and long-term are currently adequately provided for.

     At the close of 1994, even with the loss recorded on the sale from discontinued operations, the Company's financial condition and liquidity remained strong, with shareholder's equity at 73.8% of total assets. Current assets compared to current liabilities were 2.9 to 1. Total debt to equity of the Company was 1.6%. Equity, although down $2.1 million from December 31, 1993, due to the loss recorded on the sale from discontinued operations, was still at $106.6 million.














































                                       - 12 -
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This page left blank intentionally. See following pages for financial statements.























































                                       - 13 -



                            INDEPENDENT AUDITOR'S REPORT


     To the Stockholders and Board of Directors of O'Sullivan Corporation

     We have audited the accompanying consolidated balance sheets of O'Sullivan Corporation and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O'Sullivan Corporation and Subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for the years ended December 31, 1994, 1993 and 1992.


                                   /s/   YOUNT, HYDE & BARBOUR, P. C.

     Winchester, Virginia
     February 3, 1995





















                                       - 14 -
                      O'SULLIVAN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             December 31, 1994 and 1993

     ASSETS                                         1994              1993
     Current Assets                             ------------      ------------
       Cash and cash equivalents                $  9,701,801      $  2,830,015
       Receivables                                40,367,968        50,178,989
       Inventories                                32,475,205        29,931,709
       Deferred income tax assets                  2,642,523         1,492,746
       Other current assets                        3,485,292         2,562,069
                                                ------------      ------------
         Total current assets                   $ 88,672,789      $ 86,995,528
                                                ------------      ------------
     Property, Plant and Equipment              $ 44,605,639      $ 44,627,362
                                                ------------      ------------
     Intangibles                                $    751,609      $  1,017,266
                                                ------------      ------------
     Other assets
       Net assets of discontinued operations    $   -- --         $ 52,994,219
       Other                                      10,498,851        11,725,263
                                                ------------      ------------
         Total other assets                     $ 10,498,851      $ 64,719,482
                                                ------------      ------------
           Total assets                         $144,528,888      $197,359,638
                                                ============      ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
       Short-term debt                          $   -- --         $  8,483,977
       Current portion of long-term debt              52,073         3,532,732
       Accounts payable                           16,729,891        21,547,304
       Accrued expenses                           13,941,121        10,452,305
                                                ------------      ------------
         Total current liabilities              $ 30,723,085      $ 44,016,318
                                                ------------      ------------
     Long-Term Debt                             $  1,652,996      $ 39,501,834
                                                ------------      ------------
     Other Long-Term Liabilities                $  2,006,974      $  1,691,753
                                                ------------      ------------
     Deferred Income Tax Liabilities            $  3,503,530      $  3,396,370
                                                ------------      ------------
     Commitments and Contingencies              $   -- --         $   -- --
                                                ------------      ------------
     Shareholders' Equity
       Common stock, par value $1.00 per share;
        authorized 30,000,000 shares            $ 16,484,831      $ 16,484,948
       Additional paid-in capital                  9,963,516         9,964,574
       Retained earnings                          80,539,058        82,524,869
       Cumulative translation adjustments           (345,102)         (101,732)
       Unrecognized pension costs, net of
        deferred tax effect                         -- --             (119,296)
                                                ------------      ------------
          Total shareholders' equity            $106,642,303      $108,753,363
                                                ------------      ------------
            Total liabilities and
             shareholders' equity               $144,528,888      $197,359,638
                                                ============      ============
     The accompanying notes are an integral part of the consolidated financial statements.
                                       - 15 -
                      O'SULLIVAN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1994, 1993 and 1992

                                          1994          1993          1992
                                      ------------  ------------  ------------
     Net sales                        $194,974,264  $173,345,501  $125,776,914
     Cost of products sold             156,984,225   137,453,119   102,918,575
                                      ------------  ------------  ------------
        Gross profit                  $ 37,990,039  $ 35,892,382  $ 22,858,339
                                      ------------  ------------  ------------
     Operating expenses
      Selling and warehousing         $ 12,077,019  $ 10,750,183  $  5,507,151
      General and administrative         7,289,802     7,184,538     4,173,799
                                      ------------  ------------  ------------
                                      $ 19,366,821  $ 17,934,721  $  9,680,950
                                      ------------  ------------  ------------
        Income from operations        $ 18,623,218  $ 17,957,661  $ 13,177,389
                                      ------------  ------------  ------------
     Other income (expense)
      Interest expense                $   (811,676) $   (877,834) $    (75,555)
      Other, net                           298,937       249,323       609,543
                                      ------------  ------------  ------------
                                      $   (512,739) $   (628,511) $    533,988
                                      ------------  ------------  ------------
        Income from continuing
         operations before income
         taxes and cumulative
         effect of accounting changes $ 18,110,479  $ 17,329,150  $ 13,711,377

     Income taxes                        7,135,509     6,946,750     5,303,739
                                      ------------  ------------  ------------
        Income from continuing
         operations before cumulative
         effect of accounting changes $ 10,974,970  $ 10,382,400  $  8,407,638
                                      ------------  ------------  ------------
     Discontinued operations:
        Income (loss) from
         discontinued operations,
         net of taxes                 $   (125,126) $   (673,282) $  2,394,774
        Loss on disposal of
         discontinued operations,
         net of taxes                   (8,220,000)     -- --         -- --
                                      ------------  ------------  ------------
                                      $ (8,345,126) $   (673,282) $  2,394,774
                                      ------------  ------------  ------------
        Income before cumulative
         effect of accounting changes $  2,629,844  $  9,709,118  $ 10,802,412

        Cumulative effect of
         accounting changes               -- --          305,338      -- --
                                      ------------  ------------  ------------
        Net income                    $  2,629,844  $ 10,014,456  $ 10,802,412
                                      ============  ============  ============





                                       - 16 -
                      O'SULLIVAN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended December 31, 1994, 1993 and 1992
                                    (Continued)

                                          1994          1993          1992
     Net income per common share:     ------------  ------------  ------------
       Income from continuing
        operations                    $       0.67  $       0.63  $       0.51
       Income (loss) from
        discontinued operations              (0.01)        (0.04)         0.15
       (Loss) on disposal of
        discontinued operations              (0.50)     -- --         -- --
       Cumulative effect of
        accounting changes                -- --             0.02      -- --
                                      ------------  ------------  ------------
          Net income per
           common share               $       0.16  $       0.61  $       0.66
                                      ============  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.





































                                       - 17 -
                      O'SULLIVAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1994, 1993 and 1992

                                          1994          1993          1992
                                      ------------  ------------  ------------
  Cash Flows from Operating Activities
   Net income                         $  2,629,844  $ 10,014,456  $ 10,802,412
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Depreciation and amortization      10,867,275    11,438,370     9,623,212
     Provision for doubtful accounts     1,138,617       209,719       710,443
     Deferred income taxes              (6,064,033)      938,091       410,313
     Loss on disposal of assets         10,964,763       210,128        72,906
     Interest accrual on zero
      coupon notes                         138,864       116,657         6,121
     Cumulative effect of accounting
      changes                             -- --         (305,338)     -- --
     Provision for restructuring and
      withdrawal of non-productive
      assets                              -- --         (969,251)     -- --
       Changes in operating assets and
        liabilities net of effect of
        acquisition of business:
         Receivables                     8,340,071   (14,970,510)    1,638,544
         Inventories                    (2,702,071)   (4,192,871)   (5,139,325)
         Other current assets           (1,169,491)     (967,404)      419,735
         Accounts payable               (4,791,149)    3,601,697    (2,080,612)
         Accrued expenses                4,023,149      (545,949)    1,159,646
                                      ------------  ------------  ------------
          Net cash provided by
           operating activities       $ 23,375,839  $  4,577,795  $ 17,623,395
                                      ------------  ------------  ------------
  Cash Flows from Investing Activities
   Purchase of property, plant
    and equipment                     $ (8,751,196) $(16,631,214) $ (6,717,094)
   Purchase of intangible assets          (211,275)     (249,723)     -- --
   Acquisition of business, less
    cash acquired                         -- --       (1,153,643)   (5,708,695)
   Disbursements on non-operating
    notes receivable                      (150,000)     -- --         -- --
   Payments received from non-
    operating notes receivable             250,894       729,176       624,119
   Proceeds from disposal of assets     46,655,229       127,917       354,123
   Other, net                              425,293      (244,613)     (374,377)
                                      ------------  ------------  ------------
          Net cash provided by (used
           in) investing activities   $ 38,218,945  $(17,422,100) $(11,821,924)
                                      ------------  ------------  ------------









                                       - 18 -
                      O'SULLIVAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1994, 1993 and 1992
                                    (Continued)

                                          1994          1993          1992
                                      ------------  ------------  ------------
  Cash Flows from Financing Activities
   Changes in short-term debt         $ (8,483,977) $  1,734,995  $  4,300,558
   Cash overdraft reduction               -- --         -- --         (413,615)
   Net change in line of credit
    borrowings                         (13,000,000)   (7,500,000)    7,000,000
   Proceeds from long-term debt           -- --       25,000,000      -- --
   Repayment of long-term debt         (28,546,368)   (2,152,412)     (500,000)
   Principal payments under capital
    lease obligations                      (75,939)      (65,338)     (270,256)
   Cash dividends paid                  (4,615,539)   (4,615,743)   (4,615,791)
   Purchase of common stock                 (1,175)       (3,504)         (550)
   Advance payments (repayments)
    from customers                        -- --         -- --       (9,729,529)
                                      ------------  ------------  ------------
          Net cash provided by (used
           in) financing activities   $(54,722,998) $ 12,397,998  $ (4,229,183)
                                      ------------  ------------  ------------
  Increase (decrease) in cash and
   cash equivalents                   $  6,871,786  $   (446,307) $  1,572,288
                                      ------------  ------------  ------------
  Cash and cash equivalents at
   beginning of year                  $  2,830,015  $  3,545,943  $  1,973,655
  Less cash and cash equivalents
   of discontinued operations            -- --          (269,621)     -- --
                                      ------------  ------------  ------------
  Cash and cash equivalents of
   continuing operations at
   beginning of year                  $  2,830,015  $  3,276,322  $  1,973,655
                                      ------------  ------------  ------------
  Cash and cash equivalents at
   end of year                        $  9,701,801  $  2,830,015  $  3,545,943
                                      ============  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

















                                       - 19 -
                      O'SULLIVAN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Years Ended December 31, 1994, 1993 and 1992

                                                     Additional
                                         Common        Paid-in      Retained
                                          Stock        Capital      Earnings
                                      ------------  ------------  ------------
   Balance at January 1, 1992         $ 16,485,328  $  9,968,248  $ 70,939,503
     Net income                           -- --         -- --       10,802,412
     Purchase of common stock                  (60)         (490)     -- --
     Dividends declared, $.28 per share   -- --         -- --       (4,615,784)
     Translation adjustments              -- --         -- --         -- --
                                      ------------  ------------  ------------
   Balance at December 31, 1992       $ 16,485,268  $  9,967,758  $ 77,126,131
     Net income                           -- --         -- --       10,014,456
     Purchase of common stock                 (320)       (3,184)     -- --
     Dividends declared, $.28 per share   -- --         -- --       (4,615,718)
     Translation adjustments              -- --         -- --         -- --
     Unrecognized pension costs           -- --         -- --         -- --
                                      ------------  ------------  ------------
   Balance at December 31, 1993       $ 16,484,948  $  9,964,574  $ 82,524,869
     Net income                           -- --         -- --        2,629,844
     Purchase of common stock                 (117)       (1,058)     -- --
     Dividends declared, $.28 per share   -- --         -- --       (4,615,655)
     Translation adjustments              -- --         -- --         -- --
     Unrecognized pension costs           -- --         -- --         -- --
                                      ------------  ------------  ------------
   Balance at December 31, 1994       $ 16,484,831  $  9,963,516  $ 80,539,058
                                      ============  ============  ============

                                       Cumulative   Unrecognized
                                      Translation     Pension     Shareholders'
                                      Adjustments      Costs         Equity
                                      ------------  ------------  ------------
   Balance at January 1, 1992         $   -- --     $   -- --     $ 97,393,079
     Net income                           -- --         -- --       10,802,412
     Purchase of common stock             -- --         -- --             (550)
     Dividends declared, $.28 per share   -- --         -- --       (4,615,784)
     Translation adjustments                34,085      -- --           34,085
                                      ------------  ------------  ------------
   Balance at December 31, 1992       $     34,085  $   -- --     $103,613,242
     Net income                           -- --         -- --       10,014,456
     Purchase of common stock             -- --         -- --           (3,504)
     Dividends declared, $.28 per share   -- --         -- --       (4,615,718)
     Translation adjustments              (135,817)     -- --         (135,817)
     Unrecognized pension costs           -- --         (119,296)     (119,296)
                                      ------------  ------------  ------------
   Balance at December 31, 1993       $   (101,732) $   (119,296) $108,753,363
     Net income                           -- --         -- --        2,629,844
     Purchase of common stock             -- --         -- --           (1,175)
     Dividends declared, $.28 per share   -- --         -- --       (4,615,655)
     Translation adjustments              (243,370)     -- --         (243,370)
     Unrecognized pension costs           -- --          119,296       119,296
                                      ------------  ------------  ------------
   Balance at December 31, 1994       $   (345,102) $   -- --     $106,642,303
                                      ============  ============  ============
    The accompanying notes are an integral part of the consolidated financial statements.
                                       - 20 -
                      O'SULLIVAN CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1.   Summary of Accounting Policies

     Principles of Consolidation-The consolidated financial statements include the accounts and transactions of the Corporation and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents-The Corporation considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Receivables and Concentration of Credit Risk-Receivables from trade customers are generally due within thirty to sixty days. The Corporation performs periodic reviews of its major customers' financial condition and grants trade credit based upon evaluations of the credit worthiness of each customer. Credit losses have been within the expectations of management. Receivables are presented net of an allowance for doubtful accounts of $884,467 at December 31, 1994 and $1,133,793 at December 31, 1993. Accounts receivable balances for automotive related business at December 31, 1994 and 1993 were $9,507,357 and $8,688,543, respectively.

     Inventories-Inventories are valued at the lower of cost or market, with cost being determined substantially by the first-in, first-out or average cost method.

     Property, Plant and Equipment and Depreciation-Property, plant and equipment are stated at historical cost, adjusted to current exchange rates where applicable. Depreciation is computed primarily by the straight-line method over the estimated useful lives of assets. The estimated useful lives are twenty to forty years for buildings and three to fourteen years for machinery and other equipment.
     Accelerated methods of depreciation are utilized for tax purposes. Expenditures for repairs and maintenance are charged to operations as incurred. Betterments and improvements that extend the useful life of an asset are capitalized. Upon sale and other dispositions of assets, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations.

     Intangibles-Intangible assets are stated at cost less accumulated amortization. Amortization is determined on a straight-line basis over the estimated useful lives of the assets that have been determined to range from two to seven years. Amortization expense for 1994, 1993 and 1992 was $447,770, $197,224 and $13,047, respectively.

     Income Taxes-Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax



                                       - 21 -
     assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Reference should also be made to Note 7 regarding a change in the method in accounting for income taxes.

     Research and Development-Product and process research and development are charged to expense as incurred.

     Per Share Information-Net income and dividends per share were calculated on the weighted average common shares outstanding for 1994, 1993 and 1992 which were 16,484,879, 16,485,103 and 16,485,323, respectively.  Stock options were not dilutive for 1994, 1993 or 1992.

     Foreign Currency Translation-Financial statements for the Corporation's foreign subsidiary are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders' equity. Transaction gains and losses are reflected in net income.

     Pension Plans-The Corporation and its subsidiaries have retirement plans that cover substantially all employees who meet certain eligibility requirements. Employees not covered under a retirement plan maintained by the Corporation and its subsidiaries are generally participants in multiemployer plans sponsored by other entities. The plans include non-contributory defined benefit plans providing benefits to certain salaried employees based on years of service and final years' average earnings and to certain hourly employees based on a dollar unit multiplied by years of eligible service. The Corporation's policy is to fund at least the minimum amounts required by the applicable governing bodies.

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

     Postretirement Benefits-The Corporation provided health care benefits to certain of its retired employees under a plan which was terminated January 1, 1993. Upon termination of the plan this group of retired employees was allowed to continue to be covered by the Corporation's group insurance plan. Effective January 1, 1993 the Corporation adopted Financial Accounting Standards Board Statement No. 106 to account for its share of the costs of benefits provided to this group. To effect adoption of Statement No. 106, the Corporation accrued as of January 1, 1993 its share of the estimated costs to insure this group of retirees. Prior to January 1, 1993, the Corporation expensed its share of these expenses as they were incurred.

     Reclassification of Amounts-Certain amounts for 1993 and 1992 have been reclassified to reflect comparability with account classifications for 1994.

                                       - 22 -
     Note 2.   Inventories

     Inventories at December 31 were composed of the following:

                                            1994            1993
                                        ------------    ------------
          Finished goods                $  8,848,411    $  9,453,982
          Work in process                  7,581,465       4,947,924
          Raw materials                   13,163,840      13,024,695
          Supplies                         2,881,489       2,505,108
                                        ------------    ------------
                                        $ 32,475,205    $ 29,931,709
                                        ============    ============

     Slow-moving inventories at December 31, 1994 amounted to $1,044,138 less a reserve of $329,906. At December 31, 1993 slow-moving inventories amounted to $640,539 less a reserve of $306,320. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.

     Note 3.   Property, Plant and Equipment

     Property, plant and equipment at December 31 were composed of the following:
                                            1994            1993
                                        ------------    ------------
          Land                          $  1,243,761    $  1,226,403
          Buildings                       23,980,895      23,279,956
          Machinery and equipment         61,457,280      57,751,673
          Transportation equipment         3,533,039       3,468,575
                                        ------------    ------------
                                        $ 90,214,975    $ 85,726,607
          Less accumulated depreciation   45,609,336      41,099,245
                                        ------------    ------------
                                        $ 44,605,639    $ 44,627,362
                                        ============    ============

     Depreciation expense totaled $10,419,505, $11,241,146 and $9,610,165 in 1994, 1993 and 1992, respectively.

     Note 4.   Accrued Expenses

     Accrued expenses at December 31 were composed of the following:

                                            1994            1993
                                        ------------    ------------
          Accrued compensation          $  2,184,055    $  3,358,883
          Dividends payable                1,153,614       1,153,497
          Contingency reserve for
            discontinued operations        5,543,042        -- --
          Employee benefits                1,989,047       2,827,832
          Other accrued expenses           3,071,363       3,112,093
                                        ------------    ------------
                                        $ 13,941,121    $ 10,452,305
                                        ============    ============




                                       - 23 -
     The contingency reserve for discontinued operations is an allowance for potential adjustments relating to the ultimate outcome of the Corporation's sale of the Gulfstream Division.

     Note 5.   Debt

     Short-Term Debt

     Melnor Inc., a subsidiary of the Corporation, had short-term debt at December 31, 1994 consisting of a revolving credit facility ("revolving loan") with a financial institution in an aggregate amount not to exceed $15,000,000 that expires March 3, 1996, and shall be automatically renewed for one year periods thereafter, unless terminated by either party. Termination will occur (180) days after notification. The loan is collateralized by substantially all assets of Melnor Inc. and the maximum principal amount outstanding at any one time is based on a formula using the carrying values of eligible accounts receivable and inventory. Interest is payable monthly at a fluctuating rate equal to prime plus 1.25%, but at no time shall the rate be less than 6%. The rate at December 31, 1994 was 9.75%. The loan agreement also provides for certain financial covenants all of which have been waived by the lender. In December, 1994, the Corporation paid off the loan and gave notice of its intent to terminate the loan.

     Short-term debt at December 31, 1993, consisted of a revolving credit facility ("revolving loan") with a finance company in an aggregate amount not to exceed $20,000,000 which expired November 24, 1994.
     The aggregate amount of the revolving loan cannot exceed the lesser of
     (i) the Current Asset Base minus the Letter of Credit Reserve and (ii) the Total Seasonal Revolving Loan Facility of $20,000,000 during the period of February 1 through July 31 of each year and the Total Permanent Revolving Loan Facility of $11,000,000 during the period of August 1 through January 31 of the succeeding calendar year. The Current Asset Base equals 85% of the face amount of eligible accounts receivable plus 55% of eligible inventory for Melnor Inc. and its subsidiary. Interest is payable monthly at a fluctuating rate equal to prime plus 1.5%. The rate at and December 31, 1993, was 7.5% In addition, underutilization and letter of credit fees are payable monthly. Total loan availability at December 31, 1993, amounted to $9,000,000. At December 31, 1993, $8,483,977 was borrowed. This revolving loan was refinanced with a financial institution in March of 1994.

     The weighted average interest rate for short-term borrowings was 8.33% for 1994 and 7.50% for both 1993 and 1992.













                                       - 24 -
     Long-Term Debt                                 1994            1993
                                                ------------    ------------
     7.05% Senior Notes dated May 27,
     1993, payable to various insurance
     companies.  The notes bear an
     interest rate of 7.05% payable
     semiannually on the first day of
     May and November commencing November
     1, 1993.  Interest is due on any
     overdue principal, premium amount and
     interest installment at the rate of
     8.05% per annum until paid.  Principal
     payments of the lesser of (a)
     $5,000,000 or (b) the principal
     amounts of the notes then outstanding
     are due on May 1 of each year,
     commencing May 1, 1996 and ending
     May 1, 1999.  The notes were paid in
     full in December, 1994.                    $   -- --       $ 25,000,000

     Line of credit notes payable to
     First Union National Bank of
     Virginia.  The Corporation has a
     $35,000,000 unsecured line of credit
     to support general corporate
     activities.  Borrowings against the
     line of credit are at or below
     prevailing prime interest rates.
     Interest rates vary under this
     revolver based on the Corporation's
     choice of options provided to the
     Company by First Union National Bank
     of Virginia. (6.0% at December 31,
     1993). The line of credit matures
     June 30, 1997.                                 -- --         13,000,000

     Promissory note payable from Melnor
     Inc. to a finance company due in
     monthly payments of $41,000 plus
     interest at a fluctuating rate equal
     to 1.5% per annum in excess of the
     prime rate (7.5% at December 31,
     1993) with the outstanding balance
     payable in full on November 24,
     1994, collateralized by all assets
     of Melnor Inc. and its subsidiary.
     The loan is provided under the same
     security agreement as the revolving
     credit facility described in the
     Short-Term Debt section. The note
     was paid in full in March of 1994.             -- --            508,000

     Senior subordinated note payable
     from Melnor Inc. to an insurance
     company due November 24, 1994 with
     interest payable at the prime rate
     plus 1.0% (7.0% at December 31,
     1993) on November 24, 1993, May 24,

                                       - 25 -
                                                    1994            1993
                                                ------------    ------------
     1994 and November 24, 1994.
     Interest payments are guaranteed by
     O'Sullivan Corporation.  The note
     was paid in full in March of 1994.             -- --          2,695,000

     7.0% senior subordinated note payable
     from Melnor Inc. to an affiliate of Melnor
     Industries, Inc. due December 24, 1994 with
     interest payable at the prime rate plus 1.0%
     (7.0% at December 31, 1993) on December 24,
     1993.  Interest payments are guaranteed by
     O'Sullivan Corporation.  The note was
     paid in full in March of 1994.                 -- --            305,000

     Unsecured non-interest bearing
     promissory note payable to Melnor
     Industries, Inc. discounted at 9.0%
     due on November 24, 1996.  The
     principal amount of the note is
     $1,622,791.                                   1,360,945       1,243,747

     Non-interest bearing obligation
     payable to Melnor Industries, Inc.
     discounted at 9.0%.  Payment is
     contingent upon Melnor Industries,
     Inc. satisfying its obligation under
     the New Jersey Environmental Cleanup
     Responsibility Act and the release
     by the State of the escrow fund of
     $300,000 established to fund
     environmental cleanup activities.               252,632         230,966

     Notes payable from Melnor Inc. to
     equipment finance companies due in
     monthly payments totaling $906
     including interest at rates from
     11.7% to 15.5%.  The notes are
     secured by equipment with a book
     value of $13,441.                                 7,754          17,052

     Capital lease obligations                        83,738          34,801
                                                ------------    ------------
                                                $  1,705,069    $ 43,034,566
     Less current maturities                          52,073       3,532,732
                                                ------------    ------------
                                                $  1,652,996    $ 39,501,834
                                                ============    ============
     Long-term debt matures as follows:
                                        1995         $     52,073
                                        1996            1,388,309
                                        1997               12,055
                                        1998             -- --
                                        1999             -- --
                                        Later years       252,632
                                                     ------------
                                                     $  1,705,069
                                                     ============
                                       - 26 -
     Interest incurred and capitalized are as follows:

                                      1994          1993          1992
                                  ------------  ------------  ------------
        Interest incurred         $    914,211  $    959,226  $     99,660
        Less interest capitalized      102,535        81,392        24,105
                                  ------------  ------------  ------------
                                  $    811,676  $    877,834  $     75,555
                                  ============  ============  ============

     Note 6.   Business Combinations

     On April 1, 1993 the Corporation acquired all of the outstanding stock of Capitol Plastics of Ohio, Inc., a company engaged in the business of custom injection molding, at an acquisition cost of $1,153,643.
     The acquisition was accounted for as a purchase and the accounts and transactions of the acquired business have been included in the consolidated financial statements from the date of acquisition. On December 2, 1994, Capitol Plastics of Ohio, Inc. was sold as part of the Gulfstream Division, see Note 16 for additional information.

     On November 24, 1992 the Corporation acquired substantially all of the assets of Melnor Industries, Inc., including the outstanding stock of Melnor Manufacturing, Ltd., a Canadian corporation owned 100% by Melnor Industries, Inc. The businesses are engaged in the manufacture and distribution of lawn and garden consumer products. The total acquisition cost was $13,655,967 adjusted for the assumption of certain liabilities. The acquisition was accounted for as a purchase and the accounts and transactions of the acquired businesses have been included in the consolidated financial statements from the date of acquisition.

     Unaudited pro forma consolidated net sales, net income and net income per common share, assuming the acquisition had occurred as of the beginning of 1992 would have been approximately as follows:

          Pro forma net sales                     $ 167,200,000
          Pro forma net income from continuing
           operations                             $   7,400,000
          Pro forma net income from continuing
           operations per common share            $        0.45

     Note 7.   Income Tax Matters

     Pretax income from continuing operations for the years ended December 31, 1994, 1993 and 1992 was taxed by the following jurisdictions:

                           1994          1993          1992
                       ------------  ------------  ------------
          Domestic     $ 16,934,578  $ 15,741,703  $ 13,574,919
          Foreign         1,175,901     1,587,447       136,458
                       ------------  ------------  ------------
                       $ 18,110,479  $ 17,329,150  $ 13,711,377
                       ============  ============  ============





                                       - 27 -
     Effective January 1, 1993, the Corporation adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes." The adoption of Statement No. 109 changes the Corporation's method of accounting for income taxes from the deferred method to a liability method. Under the deferred method the Corporation deferred the past tax effects of a timing difference between financial reporting and tax reporting. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

     The cumulative effect of the adoption of Statement No. 109 was to increase net income determined for 1993 by $680,488. Financial statements for prior years have not been restated.
     Net deferred tax liabilities at December 31, 1994 and 1993 consisted of the following components:

                                                  1994          1993
                                              ------------  ------------
          Deferred tax assets:
            Provision for doubtful accounts   $    277,708  $    302,800
            Employee benefits                    1,394 150     1,272,080
            Inventory basis differences            189,615       290,512
            Contingency reserve for
              discontinued operations            1,330,621     -- --
            Other                                  402,184       438,406
                                              ------------  ------------
                                              $  3,594,278  $  2,303,798
                                              ------------  ------------
          Deferred tax liabilities:
            Property, plant and equipment     $  4,093,935  $  3,872,744
            Like-kind exchange                     254,856       254,856
            Other                                  106,494        79,822
                                              ------------  ------------
                                              $  4,455,285  $  4,207,422
                                              ------------  ------------
                                              $   (861,007) $ (1,903,624)
                                              ============  ============

     The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 1994 and 1993 as follows:

          Noncurrent (liabilities)            $ (3,503,530) $ (3,396,370)
          Current assets                         2,642,523     1,492,746
                                              ------------  ------------
                                              $   (861,007) $ (1,903,624)
                                              ============  ============

     The provision for income taxes charged to continuing operations for the years ended December 31, 1994 and 1993 consists of the following:

          Current:
            Federal                           $  5,478,787  $  4,807,962
            Foreign                                472,492       611,451
            State                                  960,462     1,449,583
                                              ------------  ------------
                                              $  6,911,741  $  6,868,996
                                              ------------  ------------
                                       - 28 -
                                                  1994          1993
          Deferred:                           ------------  ------------
            Federal                           $    190,369  $     29,886
            Foreign                                 21,387      -- --
            State                                   12,012        47,868
                                              ------------  ------------
                                              $    223,768  $     77,754
                                              ------------  ------------
                                              $  7,135,509  $  6,946,750
                                              ============  ============

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 1994 and 1993 due to the following:
                                                    1994      1993
                                                  % Income  % Income
                                                   Before    Before
                                                    Taxes     Taxes
                                                   -------   -------
          Computed "expected" tax expense           35.0%     35.0%
          Increases (reductions) in taxes
            resulting from:
          Income taxed at lower US federal rate     (0.6%)    (0.6%)
          State taxes, net of federal benefit        3.5%      5.6%
          Higher rate on earnings of foreign         0.5%      0.3%
            operations
          Federal tax credits                       (0.4%)    (0.4%)
          Other                                      1.4%      0.2%
                                                   ------    ------
                                                    39.4%     40.1%
                                                   ======    ======

     As discussed above, the Corporation accounted for income taxes using the deferred method as prescribed by APB 11 for the year ended December 31, 1992. The provision for income taxes charged to continuing operations for the year ended December 31, 1992 consists of the following:
                                        1992
                                    ------------
          Current:
            Federal                 $  4,649,377
            Foreign                       58,014
            State                        826,048
                                    ------------
                                    $  5,533,439
                                    ------------
          Deferred:
            Federal (benefit)       $   (204,278)
            Foreign                     -- --
            State (benefit)              (25,422)
                                    ------------
                                    $   (229,700)
                                    ------------
                                    $  5,303,739
                                    ============



                                       - 29 -
     The components of deferred income taxes (benefits) are as follows:

                                        1992
                                    ------------
          Depreciation              $    237,596
          Provision for doubtful
            accounts                    (114,439)
          Employee benefits             (125,539)
          Inventory basis difference    (121,116)
          Other                         (106,202)
                                    ------------
                                    $   (229,700)
                                    ============

     A comparison of the federal statutory tax rate for 1992 to the Corporation's effective tax rate is as follows:

                                                       1992
                                                      -----
          US federal income tax rate                  34.0%
          Increases (reductions) in taxes
            resulting from:
              State taxes, net of federal benefit      3.9%
              Federal tax credits                     (0.2%)
              Other                                    1.0%
                                                      -----
          Effective tax rate                          38.7%
                                                      =====

     Note 8.   Benefit Plans

     Defined Benefit Plans

     The net pension cost for defined benefit plans included the following components:
                                          1994        1993        1992
                                       ----------  ----------  ----------
     Benefits earned during the year   $  228,417  $  242,837  $  332,385
     Interest cost on projected
       benefit obligation                 678,236     654,682     376,887
     Actual (return) on assets           (222,158)   (592,401)   (238,740)
     Net amortization and deferral       (312,142)     94,403     (76,955)
     Curtailment (gain)                   (92,961)    -- --       -- --
                                       ----------  ----------  ----------
     Net pension cost                  $  279,392  $  399,521  $  393,577
                                       ==========  ==========  ==========













                                       - 30 -
     The funded status of the defined benefit pension plans as of December 31, 1994 was as follows:

                                                  Overfunded   Underfunded
     Actuarial present value:                     -----------  -----------
       Vested benefit obligation                  $ 2,792,538  $ 4,968,242
       Nonvested benefit obligation                  -- --         196,544
                                                  -----------  -----------
     Accumulated benefit obligation               $ 2,792,538  $ 5,164,786
     Effect of projected compensation increases      -- --         312,964
                                                  -----------  -----------
     Projected benefit obligation                 $ 2,792,538  $ 5,477,750
     Fair value of plan assets                      3,572,189    4,553,633
                                                  -----------  -----------
     Plan assets in excess of (less than)
       projected benefit obligation               $   779,651  $  (924,117)
     Unrecognized net (gain)                         (141,839)    (363,643)
     Unrecognized prior service costs                 -- --        567,526
     Unrecognized net (asset) obligation
       at initial adoption of FAS 87                 (371,578)      26,921
     Adjustment required to recognize
       minimum liability                              -- --       (142,333)
                                                  -----------  -----------
       Prepaid (accrued) pension cost             $   266,234  $  (835,646)
                                                  ===========  ===========

     The funded status of the defined benefit pension plans as of December 31, 1993 was as follows:
                                                  Overfunded   Underfunded
     Actuarial present value:                     -----------  -----------
       Vested benefit obligation                  $ 3,621,125  $ 4,872,868
       Nonvested benefit obligation                    33,993      135,445
                                                  -----------  -----------
     Accumulated benefit obligation               $ 3,655,118  $ 5,008,313
     Effect of projected compensation increases       245,505      835,731
                                                  -----------  -----------
     Projected benefit obligation                 $ 3,900,623  $ 5,844,044
     Fair value of plan assets                      4,515,461    3,559,672
                                                  -----------  -----------
     Plan assets in excess of (less than)
       projected benefit obligation               $   614,838  $(2,284,372)
     Unrecognized net loss                             26,088      681,322
     Unrecognized prior service costs                 -- --        629,931
     Unrecognized net (asset) obligation
       at initial adoption of FAS 87                 (436,385)      30,286
     Adjustment required to recognize
       minimum liability                              -- --       (505,808)
                                                  -----------  -----------
       Prepaid (accrued) pension cost             $   204,541  $(1,448,641)
                                                  ===========  ===========

     Discount rates for the plans ranged from 7% to 8%. The assumed long-term rates of return on plan assets were also 7% to 8%. The assumed rate of increase in future compensation levels ranged from 5% to 7%. The unrecognized asset (liability) at the initial adoption of FAS 87 is being amortized on a straight-line basis over the average remaining service period of plan participants. Plan assets consist of listed common stocks, corporate and government bonds and short-term investments.
                                       - 31 -
     Retirement Savings Plan

     The expense associated with the Retirement Savings Plan was $1,268,087 for 1994, $1,152,278 for 1993 and $961,869 for 1992.

     Deferred Compensation Plan

     During 1985, the Corporation initiated a deferred compensation program for key employees of the Corporation. Under this program, the Corporation has agreed to pay each covered employee a certain sum annually for fifteen years upon their retirement or, in the event of their death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by his voluntary action or discharge for cause) before they attain age 65. In that event, the amount of the benefit depends on the employee's years of service with the Corporation (with full benefit paid only if the employee has completed 25 years of service). The Corporation has purchased individual life insurance contracts with respect to each employee covered by this program. The Corporation is the owner and beneficiary of the insurance contracts. The employees are general creditors of the Corporation with respect to these benefits. The expense associated with the Deferred Compensation plan was $295,299 for 1994, $196,064 for 1993 and $91,213 for 1992.

     Postretirement Benefit Plan

     At January 1, 1993 the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the Corporation to recognize the estimated costs of providing certain postretirement benefits to former employees of the Corporation. The Corporation elected to recognize the transition obligation immediately as the effect of an accounting change. This change resulted in a one-time charge to income in 1993 of $375,150, net of deferred income taxes of $239,850.

     Annual net postretirement benefit costs are determined on an actuarial basis. Net periodic postretirement benefit cost included the following components for the years ended December 31, 1994 and 1993:

                                                    1994         1993
          Interest expense on accumulated        ----------   ----------
            postretirement benefit obligation    $   29,000   $   40,000
          Other amortization and deferrals          (12,000)     (95,000)
                                                 ----------   ----------
                                                 $   17,000   $  (55,000)
                                                 ==========   ==========












                                       - 32 -
     Postretirement benefit obligations at December 31, 1994 and 1993, none of which are funded, are summarized as follows:

                                                    1994         1993
          Accumulated postretirement benefit     ----------   ----------
            obligation, retirees                 $  387,000   $  460,000
          Plan assets                               -- --        -- --
                                                 ----------   ----------
          Accumulated postretirement benefit
            obligation in excess of plan assets  $  387,000   $  460,000
          Unrecognized transition obligation        -- --        -- --
          Unrecognized net experience losses
            (gains)                                 -- --        -- --
                                                 ----------   ----------
          Accrued postretirement benefit
            obligation                           $  387,000   $  460,000
                                                 ==========   ==========

     For measurement purposes, a 16% annual rate of increase in per capita health care costs of covered benefits was assumed for 1994, with such annual rate of increase gradually declining to 6% in 2003.

     Note 9.   Leases

     The Corporation and its subsidiaries lease various plant and warehouse facilities along with various equipment. Leases for the plant and warehouse facilities and capitalized leases for machinery and equipment generally require the payment of appropriate taxes, insurance and maintenance costs. Most noncapitalized leases, except for the lease of facilities in New Jersey by a subsidiary, are cancelable within a limited period of time. The facility in New Jersey is leased under a noncancelable agreement that expires June 30, 1998.
                                    Minimum
                                     Rental      Capitalized
                                  Commitments      Leases
                                  -----------    -----------
               1995               $   186,329    $    50,938
               1996                   310,567         29,881
               1997                   435,672         12,356
               1998                   216,735       -- --
                                  -----------    -----------
                                  $ 1,149,303    $    93,175
                                  ===========

     Less amount representing interest                 9,437
                                                 -----------
     Present value of net minimum lease payments $    83,738
                                                 ===========

     Net rental expense for all non-capitalized leases for the years ended 1994, 1993, and 1992 was $858,213, $849,963 and $315,931, respectively.

     Note 10.   Research and Development

     Research and development costs charged to expense were $1,897,111 in 1994, $1,971,274 in 1993 and $1,440,716 in 1992.


                                       - 33 -
     Note 11.   Restructuring of Operations

     In 1991, in response to economic pressures, the Corporation implemented a business strategy designed to improve operating efficiency. Activities associated with the restructuring included the abandonment and disposal of non-productive assets, consolidation of operations including rigging and relocation of molding machines and related support facilities and severance costs associated with terminated employees. During 1993, the Corporation reduced operating expenses $969,251 due to a change in accounting estimate for restructuring charges that the Corporation recorded against operations in 1991. The effect of the change in accounting estimate was to increase net income $591,243, net of related income tax effect of $378,008. Net income per common share increased by $0.04 due to the change.

     Note 12.   Commitments and Contingencies

     Environmental Matters

     The Corporation continues to modify, on an ongoing, regular basis, certain of its processes which may have an environmental impact. The Corporation's efforts in this regard include the removal of many of its underground storage tanks and the reduction or elimination of certain chemicals and wastes in its operations. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, the Corporation's financial statements reflect the cost of these ongoing modifications. Management believes that the continuing costs to the Corporation of environmental compliance will not result in a material adverse effect on its future financial condition or results of operations.

     Note 13.   Business Segment Information

     The Corporation's operations are classified principally into two business segments; Calendered Plastics Products ("Plastics Products") and Lawn and Garden Consumer Products ("Consumer Products"). The Plastics Products segment primarily involves the manufacture of calendered plastics products for the automotive and specialty plastics manufacturing industries. The Consumer Products segment primarily involves the manufacture and distribution of a wide range of lawn and garden products. Operating profit represents net sales less operating expenses for each segment and excludes general corporate expenses and non-operating revenues and expenses. Identifiable assets for each segment represent those assets used in the Corporation's operations and exclude general corporate assets. General corporate assets include cash, investments and other non-operating assets.

     Net sales for the Plastics Products segment to the divisions and subsidiaries of Ford Motor Company amounted to $24,385,299 (12.5% of net sales) in 1994, $13,374,601 (7.7% of net sales) in 1993 and
     $9,123,228 (7.3% of net sales) in 1992.

     Receivables at December 31, 1994, 1993 and 1992 from Ford Motor Company were $3,396,054, $2,085,303 and $1,298,451, respectively.




                                       - 34 -
     Business Segment Information

                                       1994          1993          1992
     Net Sales By Classes of       ------------  ------------  ------------
      Similar Products
       Plastics Products           $149,438,108  $132,832,228  $123,374,078
       Consumer Products             45,536,156    40,513,273     2,402,836 (a)
                                   ------------  ------------  ------------
         Total Net Sales           $194,974,264  $173,345,501  $125,776,914
                                   ============  ============  ============
     Operating Profit (Loss)
      Plastics Products            $ 21,630,468  $ 23,085,147  $ 17,630,963
      Consumer Products               4,282,552     2,057,052      (279,775)(a)
                                   ------------  ------------  ------------
         Total Operating Profit    $ 25,913,020  $ 25,142,199  $ 17,351,188
      General Corporate Expenses      7,289,802     7,184,538     4,173,799
      Non-Operating Revenue
       (Expense)                       (512,739)     (628,511)      533,988
                                   ------------  ------------  ------------
         Income From Continuing
         Operations Before Income
         Taxes and Cumulative
         Effect of Accounting
         Changes                   $ 18,110,479  $ 17,329,150  $ 13,711,377
                                   ============  ============  ============
     Identifiable Assets
      Plastics Products            $ 92,203,867  $ 99,706,260  $ 81,522,707
      Consumer Products              27,318,222    25,394,702    23,560,028
                                   ------------  ------------  ------------
         Total Identifiable Assets $119,522,089  $125,100,962  $105,082,735
      General Corporate Assets       25,006,799    19,264,457    16,913,921
                                   ------------  ------------  ------------
         Total Assets-
         Continuing Operations     $144,528,888  $144,365,419  $121,996,656
                                   ============  ============  ============
     Capital Expenditures (b)
      Plastics Products            $  7,477,833  $ 15,193,167  $  6,384,938
      Consumer Products               1,205,377     1,351,516        32,502 (a)
      General Corporate                  67,986        86,531       299,654
                                   ------------  ------------  ------------
         Total Capital
         Expenditures              $  8,751,196  $ 16,631,214  $  6,717,094
                                   ============  ============  ============
     Depreciation and
      Amortization (b)
       Plastics Products           $  8,644,205  $  9,651,506  $  9,164,057
       Consumer Products              1,719,307     1,402,596       104,520 (a)
       General Corporate                503,763       384,268       354,635
                                   ------------  ------------  ------------
         Total Depreciation and
         Amortization              $ 10,867,275  $ 11,438,370  $  9,623,212
                                   ============  ============  ============

     (a) Includes activity only from acquisition of business at November 24, 1992 through December 31, 1992.

     (b)  Includes activity from discontinued operations.


                                       - 35 -
     Note 14.   Incentive Stock Option Plan

     The Corporation has an incentive stock option plan under which options may be granted to certain key employees for the purchase of the Corporation's common stock. The effective date of the plan was January 29, 1985. The plan will expire on January 28, 1995. The original number of shares authorized under the plan totaled 50,000 shares. Antidilutive provisions in the plan required an increase in authorized shares to 165,886 shares for stock dividends and distributions that occurred during 1989, 1988, 1987, 1986 and 1985. The option price covered by an option cannot be less than 100% of fair market value of the common stock on the date of grant.

     As of December 31, 1994, options for 153,062 shares remain unexercised and 12,824 shares are reserved for the grant of future options. No options were granted in 1994. Options for 1,000 shares at an exercise price of $10.50 per share were granted during 1993. Options for 55,820 shares at an exercise price of $8.42 per share were granted during 1992. Options for 7,956 shares during 1994, 2,000 shares during 1993 and 41,831 shares during 1992 were forfeited. No options were exercised during 1994, 1993, or 1992. Since the plan expired on January 28, 1995 all shares reserved for future option grants were canceled. Although the 1985 incentive stock option plan has expired, those options previously granted may be exercised by the individual recipients until the options expire, normally ten years after the date of the original grant.

     Note 15.   Fair Value of Financial Instruments

     The Corporation estimates that each category of financial instruments; including cash, trade receivables and payables, investments and debt instruments, approximate current value at December 31, 1994 and 1993.

     Note 16.   Discontinued Operations

     On December 2, 1994 the Corporation sold certain specified assets of the Corporation's Gulfstream Division, which was part of the Corporation's plastics products business segment, to Automotive Industries Holding, Inc. The assets sold consisted primarily of property, plant and equipment, inventories and the capital stock of Capitol Plastics of Ohio, Inc., a subsidiary of O'Sullivan Corporation. In addition, certain specified liabilities, consisting primarily of employee compensation payables were assumed by Automotive Industries Holding, Inc. The Corporation received $46,537,017 in cash and $4,000,000 in an unsecured promissory note.

     The loss on disposal of the division of $8,220,000 (net of income tax benefit of $5,480,000) represents the loss on disposal of the assets of the division, along with expenses associated with disposal activities, including severance costs, environmental clean-up costs, professional fees and various other costs associated with the disposal, net of the operating income of $1,400,000, during the phase-out period.






                                       - 36 -
     Income (loss) from the discontinued operations of the Gulfstream Division is shown separately in the accompanying income statements. Income statements for the years ended December 31, 1993 and 1992 have been restated to show the results of the Gulfstream Division separately from continuing operations. Income taxes (benefit) applicable to the years ended December 31, 1994, 1993 and 1992 were $(86,439), $141,614 and $1,438,817, respectively.

     Net sales of the Gulfstream Division were $149,595,597, $118,910,213 and $92,681,331 for the years ended December 31, 1994, 1993 and 1992, respectively. These amounts are not included in net sales in the accompanying income statements.

     Note 17.   Supplemental Cash Flow Information

     Supplemental Disclosure of Cash Flow Information

                                          1994          1993          1992
     Cash payments for interest,      ------------  ------------  ------------
      net of interest capitalized     $  3,199,018  $  2,028,606  $    777,636
                                      ============  ============  ============
     Cash payments for income taxes   $  8,797,775  $  7,964,853  $  5,356,385
                                      ============  ============  ============

     Supplemental Schedule of Noncash Investment Activities

     The Corporation's 1993 business acquisition involved the following:

      Fair value of assets acquired, other than
       cash and cash equivalents                  $  8,173,416
      Liabilities assumed                           (7,019,773)
                                                  ------------
      Cash payments made                          $  1,153,643
                                                  ============

     The Corporation's 1992 business acquisition involved the following:

      Fair value of assets acquired, other than
       cash and cash equivalents                  $ 20,803,464
      Liabilities assumed                           (7,288,802)
      Notes issued to others                        (6,143,424)
      Notes issued to sellers                       (1,662,543)
                                                  ------------
      Cash payments made                          $  5,708,695
                                                  ============

     In 1994, the Corporation received a note receivable of $4,000,000 as part of the proceeds from the sale of assets of discontinued operations.










                                       - 37 -
     Note 18.   Supplemental Financial Data (Unaudited)


                                               QUARTER ENDED
                            --------------------------------------------------
    1994                      March 31     June 30   September 30  December 31
                            -----------  -----------  -----------  -----------
    Net sales               $47,405,015  $57,027,493  $44,696,455  $45,845,301
    Gross profit            $ 9,664,206  $11,506,661  $ 8,552,102  $ 8,267,070
    Income (loss) from:
     Continuing operations  $ 2,837,888  $ 3,826,222  $ 2,408,003  $ 1,902,857
     Discontinued operations   (226,823)   1,072,996   (9,191,299)    -- --
                            -----------  -----------  -----------  -----------
    Net income              $ 2,611,065  $ 4,899,218  $(6,783,296) $ 1,902,857
                            ===========  ===========  ===========  ===========
    Earnings (loss) per share:
     Continuing operations  $       .17  $       .23  $       .15  $       .12
     Discontinued operations       (.01)         .07         (.57)    -- --
                            -----------  -----------  -----------  -----------
    Earnings (loss)
    per share               $       .16  $       .30  $      (.42) $       .12
                            ===========  ===========  ===========  ===========
    Dividends declared      $       .07  $       .07  $       .07  $       .07
                            ===========  ===========  ===========  ===========
    Market price per share:
      High                     10 5/8       10 5/8       10 5/8       10 3/8
      Low                       8 7/8        8 7/8        8 7/8        8 7/8

                                               QUARTER ENDED
                            --------------------------------------------------
    1993                      March 31     June 30   September 30  December 31
                            -----------  -----------  -----------  -----------
    Net sales               $45,600,934  $48,304,022  $39,173,305  $40,267,240
    Gross profit            $ 7,615,739  $10,716,467  $ 8,186,857  $ 9,373,319
    Income (loss) from:
     Continuing operations  $ 1,697,166  $ 3,478,446  $ 2,641,890  $ 2,564,898
     Discontinued operations    593,120      803,585     (680,212)  (1,389,775)
     Cumulative effect of
      accounting changes       -- --        -- --        -- --         305,338
                            -----------  -----------  -----------  -----------
    Net income              $ 2,290,286  $ 4,282,031  $ 1,961,678  $ 1,480,461
                            ===========  ===========  ===========  ===========
    Earnings (loss) per share:
     Continuing operations  $       .10  $       .22  $       .16  $       .15
     Discontinued operations        .04          .04         (.04)        (.08)
     Cumulative effect of
      accounting changes       -- --        -- --        -- --             .02
                            -----------  -----------  -----------  -----------
    Earnings (loss)
     per share              $       .14  $       .26  $       .12  $       .09
                            ===========  ===========  ===========  ===========
    Dividends declared      $       .07  $       .07  $       .07  $       .07
                            ===========  ===========  ===========  ===========
    Market price per share:
      High                     11 7/8       12 5/8         12         11 3/8
      Low                       9 1/4        9 5/8         10          8 1/2



                                       - 38 -
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.























































                                       - 39 -
                                     PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Corporation's Directors and Director nominees, see pages 3 through 6 of the Corporation's definitive Proxy Statement dated April 1, 1995 which pages are incorporated herein by reference.

     Executive Officers of the Registrant

     The names, ages and positions of the executive officers of O'Sullivan Corporation as of January 31, 1995 are listed below. All officers are elected by the board for a one year term. There are no family relation-ships among officers or any other arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
                                                          Served as
                                                           Officer
              Name            Age           Office          Since
     Arthur H. Bryant, II     52   Chairman of the Board     1975

     James T. Holland         54   President                 1976

     C. Bryant Nickerson      48   Secretary & Treasurer     1986

     Phillip S. Griffin       56   Vice President            1975

     John S. Campbell         44   Vice President            1986

     Mr. Bryant held the office of Executive Vice President from April,
     1975 until his election as President in April, 1976. He was elected Chairman of the Board and Chief Executive Officer in April, 1984. Mr. Bryant will be retiring from his position as Chief Executive Officer on April 25, 1995. He will continue to serve as Chairman of the Board.

     Mr. Holland was elected Treasurer in July, 1976, Vice President and Treasurer in April, 1979, Executive Vice President and Chief Operating Officer in April, 1984 and President and Chief Operating Officer in April, 1986. He was also elected to the Board of Directors in October, 1984. Mr. Holland will assume the position of Chief Executive Officer on April 25, 1995.

     Mr. Nickerson has been employed by the Corporation since 1973. He has held various responsibilities within the corporate financial area including general accountant, Controller and Treasurer and Chief Accounting Officer. He was elected as Secretary, Treasurer and Chief Financial Officer in January, 1995.

     Mr. Griffin has been employed by the Corporation since 1968. He has served the Corporation in various capacities in sales, manufacturing and management related areas. Mr. Griffin has served as a Vice President of the Corporation since 1975 and also serves as President of Melnor Inc., a subsidiary of O'Sullivan Corporation.

     Mr. John S. Campbell has been employed by the Corporation since 1973. He has served the Corporation both in the sales area and in the manage-ment of manufacturing operations for the calendered plastics products area of the Corporation. He has served as Vice President since 1986.
                                       - 40 -
     Other Officers of the Registrant

                                                         Served As
                                                          Officer
              Name            Age           Office         Since
     William O. Bauserman     51   Vice President           1987

     Ewen A. Campbell         47   Vice President           1993

     Dee S. Johnston          58   Vice President           1992

     Michael J. Meissner      55   Vice President           1995

     James L. Tremoulis       41   Vice President           1986

     Robert C. Westfall       52   Vice President           1979

     Mr. Bauserman has been employed by the Corporation since 1968. During his employment he has served in various capacities within the data processing and management information services department. He has served as Vice President of Management Information Services since April, 1987.

     Mr. Ewen A. Campbell has been employed by the Corporation since 1991 as Director of Technical Services. Mr. Campbell received his BSC. degree in Chemistry and His PhD. degree in Organic Chemistry from the University of Edinburgh, Scotland. Prior to his employment with O'Sullivan Corporation he was employed by Duraplex Industries in Scotland and by Tenneco Chemicals and Haygro Sales, Inc. in the United States. Mr. Campbell's technical background in chemistry has allowed him to work in various areas of the Corporation's compounding and research and development activities. Mr. Campbell has served as Vice President since July, 1993.

     Mrs. Johnston has been employed by the Corporation since 1976. Since that time she has served in various capacities within the corporate purchasing department, most recently as Director of Purchasing for the Corporation. Mrs. Johnston has served as Vice President since January, 1992.

     Mr. Meissner was employed by the Corporation in January, 1995. Prior to his employment by the Corporation he was employed by and was a principal in businesses that served as a manufacturers' representative to the automotive industry for the Corporation.

     Mr. Tremoulis has been employed by the Corporation since 1980. He has served the Corporation in various capacities in the sales area for the calendered plastics products area. He has served as Vice President since 1986.

     Mr. Westfall has been employed by the Corporation since 1965. He has served the Corporation in various capacities including Chemist, Quality Control Manager and Plant Manager. He was elected as Vice President of Research and Development in April, 1979.





                                       - 41 -
     ITEM 11.  EXECUTIVE COMPENSATION

     See Pages 7 through 12 of the Corporation's Proxy Statement dated April 1, 1995, which pages are incorporated herein by reference.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     See Pages 3 through 6 of the Corporation's Proxy Statement dated April 1, 1995, which pages are incorporated herein by reference.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions during 1994 that would be applicable for disclosure under this item.










































                                       - 42 -
                                      PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K

      (a) (1)  Financial Statements                                   Page

               Included in Part II, Item 8, of this report:

               Report of Independent Auditors                          14

               Consolidated Balance Sheets at December 31, 1994
                and 1993                                               15

               Consolidated Statements of Income for the Years
                Ended December 31, 1994, 1993 and 1992                16-17

               Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1994, 1993 and 1992          18-19

               Consolidated Statements of Changes in
                Shareholders' Equity for the Years Ended
                December 31, 1994, 1993 and 1992                       20

               Consolidated Notes to Financial Statements             21-38

      (a) (2)  Financial Statement Schedule

               Included in Part IV of this report:

               Report of Independent Auditors on Financial
                Statement Schedule                                     45

               Schedule II - Valuation and Qualifying
                Accounts and Reserves for the years ended
                December 31, 1994, 1993 and 1992                       46

      (a) (3)  Exhibits

               2.1  Asset Purchase Agreement between O'Sullivan
                    Corporation and Automotive Industries, Inc.- filed herewith.

               2.2  Amendment to Asset Purchase Agreement between
                    O'Sullivan Corporation and Automotive Industries, Inc. - filed herewith.

               3.1 O'Sullivan Corporation Amended and Restated Articles of Incorporation, including the Articles of Amendment, dated April 30, 1985, filed with the State Corporation Commission of Virginia on May 6, 1985, adopted by shareholders of O'Sullivan Corporation at the annual meeting held April 30, 1985. (Incorporated by reference to the March 31, 1985, Quarterly Report on Form 10-Q of the Corporation.)

                                       - 43 -
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

               3.2  O'Sullivan Corporation Bylaws as amended to       Page
                    January 29, 1985. (Incorporated by reference to the March 31, 1985, Quarterly Report on From 10-Q of the Corporation.)

               3.3 O'Sullivan Corporation Amended and Restated Articles of Incorporation dated April 29, 1989, filed with the State Corporation Commission of Virginia on May 5, 1989, adopted by shareholders of O'Sullivan Corporation at the annual meeting held April 25, 1989. (Incorporated by reference to the March 31, 1989 Quarterly Report on Form 10-Q of the Corporation.)

               10. Compensatory arrangement with executive officer of the registrant. See Page 8 of the Corporation's Proxy Statement dated April 1, 1995 which page is incorporated herein by reference.

               21.  Subsidiaries of the Registrant - filed herewith.

               23.  Consent of Independent Auditors - filed herewith.

               24.  Powers of Attorney - filed herewith.

               27.  Financial Data Schedule - filed herewith.

               99.2 Form 11-K for 1985 Incentive Stock Option Plan -
                    filed herewith.

               99.3 1985 Incentive Stock Option Plan.  Amended and
                    Restated as of July 27, 1993 - filed herewith.

      (b).     Reports on Form 8-K and 8-K/A

               Reports dated December 2, 1994 describing the sale of certain assets of the Corporation's Gulfstream Division to Automotive Industries, Inc. - filed herewith.

      (c).     Index to Exhibits                                       49
















                                       - 44 -




                            INDEPENDENT AUDITOR'S REPORT
                           ON FINANCIAL STATEMENT SCHEDULE


     To the Shareholders and Board of Directors of the O'Sullivan Corporation


     The examination referred to in our opinion dated February 3, 1995 of the consolidated financial statements as of December 31, 1994 and 1993 and for the three years ended December 31, 1994, 1993 and 1992 included the related supplemental financial schedule as listed in Item 14(a)2, which, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.


                                        /s/ YOUNT, HYDE & BARBOUR, P.C.





































                                       - 45 -
                      O'SULLIVAN CORPORATION AND SUBSIDIARIES      Schedule II
                         VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended December 31, 1994, 1993 and 1992

  Column A   Column B             Column C              Column D      Column E
 ---------- ----------  ------------------------------ -----------   ----------
                                  Additions
                        ------------------------------
                           (1)       (2)       (3)
              Balance    Charged   Charged  Additions                  Balance
                 at      to Costs     to       From                       at
             Beginning     and       Other   Business                     End
 Description  of Year    Expense   Accounts Acquisition Deductions     of Year
 ---------- ----------  ----------  -------  -------   -----------   ----------
 1994:
  Allowance
   for
   Doubtful
   Accounts $1,133,793  $1,138,617  $ -- --  $ -- --    $1,387,943(B)$  884,467
            ==========  ==========  =======  ========   ==========   ==========
 1993:
  Allowance
   for
   Doubtful
   Accounts $1,804,676  $  209,719  $ -- --  $ 27,013(A)$  907,615(B)$1,133,793
            ==========  ==========  =======  ========   ==========   ==========
 1992:
  Allowance
   for
   Doubtful
   Accounts $  683,601  $  710,443  $ -- --  $871,056(A)$  460,424(B)$1,804,676
            ==========  ==========  =======  ========   ==========   ==========

     Note (A) - Allowance for doubtful accounts established at acquisition date for businesses acquired in 1993 and 1992.

     Note (B) - Write-offs of uncollectible accounts, net of recoveries.
                Column D for 1994 also includes a reduction of $27,013 for a bad debt allowance pertaining to a subsidiary disposed of during 1994.



















                                       - 46 -

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


     March 29, 1995                          O'SULLIVAN CORPORATION
     --------------                          By: /s/ C. Bryant Nickerson
         Date                                ---------------------------
                                                C.Bryant Nickerson
                                             Secretary, Treasurer and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates given.

     Arthur H. Bryant, II*                                 March 29, 1995
     ---------------------                                 --------------
     Arthur H. Bryant, II     Chairman, Chief Executive         Date
                              Officer and Director

     /s/ James T. Holland                                  March 29, 1995
     ---------------------                                 --------------
     James T. Holland         President, Chief Operating        Date
                              Officer and Director

     /s/ C. Bryant Nickerson                               March 29, 1995
     -----------------------                               --------------
     C. Bryant Nickerson      Secretary, Treasurer and          Date
                              Chief Financial Officer

     John J. Armstrong*                                    March 29, 1995
     ------------------                                    --------------
     John J. Armstrong        Director                          Date

     Harry F. Byrd, Jr.*                                   March 29, 1995
     -------------------                                   --------------
     Harry F. Byrd, Jr.       Director                          Date

     Max C. Chapman, Jr.*                                  March 29, 1995
     --------------------                                  --------------
     Max C. Chapman, Jr.      Director                          Date

     James P. Jamieson*                                    March 29, 1995
     ------------------                                    --------------
     James P. Jamieson        Director                          Date

     Paul Terretta*                                        March 29, 1995
     --------------                                        --------------
     Paul Terretta            Director                          Date

     Alexander W. Neal, Jr.*                               March 29, 1995
     -----------------------                               --------------
     Alexander W. Neal, Jr.   Director                          Date


                                       - 47 -
     Magalen O. Bryant*                                    March 29, 1995
     ------------------                                    --------------
     Magalen O. Bryant        Director                          Date

     C. Hugh Bloom, Jr.*                                   March 29, 1995
     -------------------                                   --------------
     C. Hugh Bloom, Jr.       Director                          Date

     C. Ridgely White*                                     March 29, 1995
     -----------------                                     --------------
     C. Ridgely White         Director                          Date

                         *  By: /s/ James T. Holland
                               ---------------------
                               James T. Holland
                               Attorney-In-Fact











































                                       - 48 -

                                   EXHIBIT INDEX


                                                                     Page

               2.1. Asset Purchase Agreement between O'Sullivan
                     Corporation and Automotive Industries, Inc.     80-124

               2.2. Amendment to Asset Purchase Agreement between
                     O'Sullivan Corporation and Automotive
                     Industries, Inc.                               125-131

               21.  Subsidiaries of the Registrant                     50

               23.  Consent of Experts                                 51

               24.  Powers of Attorney                               52-62

               27.  Financial Data Schedule                           137

               99.2 Form 11-K for 1985 Incentive Stock Option Plan   63-65

               99.3 1985 Incentive Stock Option Plan, Amended
                     and Restated as of July 27, 1993                66-70

               99.4 Form 8-K dated December 2, 1994                  71-79

               99.5 Form 8-K/A dated December 2, 1994               132-136






























                                       - 49 -