Form 10-Q
period 1995-03-31
OSULLIVAN CORP
filed 1995-05-12
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1995
                                    OR


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

                            Yes  [X]    No  [ ]

     As of March 31, 1995 there were 16,502,766 shares of Common Stock, Par Value $1, outstanding.

                     PART I. FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS
                O'SULLIVAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                       March 31,          December 31,
                                         1995                1994
                    ASSETS           ------------        ------------
Current Assets
  Cash and cash equivalents          $  6,841,761        $  9,701,801
  Receivables                          41,936,700          40,367,968
  Inventories                          38,909,049          32,475,205
  Deferred income tax assets            2,724,211           2,642,523
  Other current assets                  3,034,837           3,485,292
                                     ------------        ------------
          Total current assets       $ 93,446,558        $ 88,672,789
                                     ------------        ------------
Property, Plant and Equipment        $ 45,700,224        $ 44,605,639
                                     ------------        ------------
Intangibles                          $    686,025        $    751,609
                                     ------------        ------------
Other Assets                         $ 10,296,719        $ 10,498,851
                                     ------------        ------------
          Total assets               $150,129,526        $144,528,888
                                     ============        ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt  $     45,875        $     52,073
  Accounts payable                     19,053,922          16,729,891
  Accrued expenses                     14,197,203          13,941,121
                                     ------------        ------------
          Total current liabilities  $ 33,297,000        $ 30,723,085
                                     ------------        ------------
Long-Term Debt                       $  1,683,096        $  1,652,996
                                     ------------        ------------
Other Long-Term Liabilities          $  1,809,468        $  2,006,974
                                     ------------        ------------
Deferred Income Tax Liabilities      $  3,585,580        $  3,503,530
                                     ------------        ------------
Commitments and Contingencies        $        - -        $        - -
                                     ------------        ------------
Shareholders' Equity
  Common stock, par value $1.00 per
    share; authorized 30,000,000
    shares                           $ 16,502,766        $ 16,484,831
  Additional paid-in capital           10,117,204           9,963,516
  Retained earnings                    83,467,774          80,539,058
  Cumulative translation adjustments     (333,362)           (345,102)
                                     ------------        ------------
          Total shareholders' equity $109,754,382        $106,642,303
                                     ------------        ------------
          Total liabilities and
            shareholders' equity     $150,129,526        $144,528,888
                                     ============        ============

The accompanying notes are an integral part of the consolidated financial statements.


                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)

                                 For The Three Months Ended March 31,
                                 -----------------------------------
                                      1995                  1994
                                  -----------           -----------
Net sales                         $55,052,191           $47,405,015
Cost of products sold              42,860,588            37,740,809
                                  -----------           -----------
  Gross profit                    $12,191,603           $ 9,664,206
                                  -----------           -----------
Operating expenses
  Selling and warehousing         $ 2,912,578           $ 2,936,106
  General and administrative        2,522,506             1,901,820
                                  -----------           -----------
                                  $ 5,435,084           $ 4,837,926
                                  -----------           -----------
  Income from operations          $ 6,756,519           $ 4,826,280
                                  -----------           -----------
Other income (expense)
  Interest income                 $   281,997           $    28,612
  Interest expense                    (36,073)             (195,586)
  Other, net                         (114,869)               72,450
                                  -----------           -----------
                                  $   131,055           $   (94,524)
                                  -----------           -----------
  Income from continuing
    operations before income
    taxes                         $ 6,887,574           $ 4,731,756
Income taxes                        2,803,690             1,893,868
                                  -----------           -----------
  Income from continuing
    operations                    $ 4,083,884           $ 2,837,888

Discontinued operations:
  Loss from discontinued
    operations, net of taxes              - -              (226,823)
                                  -----------           -----------
    Net income                    $ 4,083,884           $ 2,611,065
                                  ===========           ===========
Net income per common share:
  Income from continuing
    operations                    $       .25           $       .17
  Loss from discontinued
    operations                            - -                  (.01)
                                  -----------           -----------
    Net income per common share   $       .25           $       .16
                                  ===========           ===========

Dividends per common share        $      0.07           $      0.07
                                  ===========           ===========

Average common shares outstanding  16,487,807            16,494,920
                                  ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                   1995             1994
Cash Flows From Operating Activities           ------------     ------------
  Net income                                   $  4,083,884     $  2,611,065
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                 1,721,985        3,035,751
    Provision for doubtful accounts                 156,201           60,230
    Change in operating assets and liabilities:
      Receivables                                (1,724,933)     (11,131,132)
      Inventories                                (6,433,844)      (4,255,063)
      Other current assets                          113,132          526,098
      Accounts payable                            2,313,522        4,254,901
      Accrued expenses                              (17,918)       2,835,476
                                               ------------     ------------
  Net cash provided by (used in)
   operating activities                        $    212,029     $ (2,062,674)
                                               ------------     ------------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment    $ (2,753,143)    $ (2,917,921)
  Acquisition of intangible assets                      - -         (150,000)
  Payments received from non-
   operating notes receivable                           - -           80,278
  Decrease in deposits                              192,951              - -
  Other, net                                        483,216          (53,366)
                                               ------------     ------------
  Net cash (used in) investing activities      $ (2,076,976)    $ (3,041,009)
                                               ------------     ------------
Cash Flows From Financing Activities
  Changes in short-term debt                   $        - -     $  7,425,268
  Net change in line of credit borrowings               - -        1,000,000
  Repayment of long-term debt                       (12,804)      (3,513,843)
  Purchase of common stock                             (190)            (570)
  Sale of common stock                              171,813              - -
  Cash dividends paid                            (1,153,912)      (1,153,920)
                                               ------------     ------------
  Net cash provided by (used in)
   financing activities                        $   (995,093)    $  3,756,935
                                               ------------     ------------
Decrease in cash and cash equivalents          $ (2,860,040)    $ (1,346,748)
                                               ------------     ------------
Cash and cash equivalents at beginning
  of period                                    $  9,701,801     $  3,099,636
Less cash and cash equivalents of
  discontinued operations                               - -          (19,396)
                                               ------------     ------------
Cash and cash equivalents of continuing
  operations at beginning of period            $  9,701,801     $  3,080,240
                                               ------------     ------------
Cash and cash equivalents at end of period     $  6,841,761     $  1,733,492
                                               ============     ============

The accompanying notes are in integral part of the consolidated financial statements.

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.   Basis of Financial Statement Presentation

          The accompanying unaudited consolidated financial statements include the accounts of O'Sullivan Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

          In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994. Such adjustments consist only of normal recurring items.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These statements should be read in conjunction with the financial statements, notes and other disclosures thereto included in the Corporation's 1994 Annual Report to Shareholders and Form 10-K.

          The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

Note B.   Discontinued Operations

          On December 2, 1994, the Corporation sold certain specified assets of the Corporation's Gulfstream Division to Automotive Industries Holding, Inc. The assets sold consisted primarily of property, plant and equipment, inventories and the capital stock of Capitol Plastics of Ohio, Inc., a subsidiary of O'Sullivan Corporation. In addition, certain specified liabilities, consisting primarily of employee compensation payables were assumed by Automotive Industries Holding, Inc. The Corporation received $46,537,017 in cash and $4,000,000 in an unsecured note receivable for the net assets sold.

          The loss from discontinued operations of the Gulfstream Division for the quarter ended March 31, 1994 is shown separately in the accompanying income statements. The income tax benefit applicable to this period was $154,904.

          Net sales of the Gulfstream Division were $38,404,029 for the quarter ended March 31, 1994. This amount is not included in the net sales in the accompanying income statements for the quarter ended March 31, 1994.





Note C.   Receivables

          Receivables are presented net of an allowance for doubtful accounts of $1,071,043 at March 31, 1995 and $884,467 at
          December 31, 1994. Receivable balances for automotive related business were $11,345,696 at March 31, 1995 and $9,507,357 at December 31, 1994.

Note D.   Inventories

          At March 31, 1995 and December 31, 1994 inventories were composed of the following:

                                        March 31,        December 31,
                                          1995               1994
                                      ------------       ------------
            Finished goods            $  9,157,405       $  8,848,411
            Work in process             10,271,157          7,581,465
            Raw materials               15,684,538         13,163,840
            Supplies                     3,795,949          2,881,489
                                      ------------       ------------
                                      $ 38,909,049       $ 32,475,205
                                      ============       ============

          Slow-moving inventories at March 31, 1995 amounted to $1,553,154 less a reserve of $398,691. At December 31, 1994 slow-moving inventories amounted to $1,044,138 less a reserve of $329,906. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.

Note E.   Property, Plant and Equipment

          At March 31, 1995 and December 31, 1994 property, plant and equipment were composed of the following:

                                       March 31,         December 31,
                                          1995               1994
                                      ------------       ------------
            Land                      $  1,243,896       $  1,243,761
            Buildings                   24,231,806         23,980,895
            Machinery and equipment     63,968,277         61,457,280
            Transportation equipment     3,483,881          3,533,039
                                      ------------       ------------
                                      $ 92,927,860       $ 90,214,975
            Less accumulated
              depreciation              47,227,636         45,609,336
                                      ------------       ------------
                                      $ 45,700,224       $ 44,605,639
                                      ============       ============










Note F.   Accrued Expenses

          At March 31, 1995 and December 31, 1994 accrued expenses were comprised of the following:

                                        March 31,        December 31,
                                          1995               1994
                                      ------------       ------------
            Accrued compensation      $  2,361,198       $  2,367,513
            Employee benefits            2,361,363          1,989,047
            Dividends payable            1,154,830          1,153,614
            Contingency reserve for
             discontinued operations     3,348,538          5,543,042
            Other accrued expenses       4,971,274          2,887,905
                                      ------------       ------------
                                      $ 14,197,203       $ 13,941,121
                                      ============       ============

Note G.   Debt

          Melnor Inc., a subsidiary of the Corporation had short-term debt at March 31, 1995 and December 31, 1994 consisting of a revolving credit facility ("revolving loan") with a financial institution in the aggregate amount not to exceed $15,000,000 that expires March 3, 1996, and shall be automatically renewed for one year periods thereafter, unless terminated by either party. Termination will occur
          (180) days after notification. The loan is collateralized by substantially all assets of Melnor Inc. and the maximum principal amount outstanding at any one time is based on a formula using the carrying values of eligible accounts receivable and inventory. Interest is payable monthly at a fluctuating rate equal to prime plus 1.25%, but at no time shall the rate be less than 6%. The rates at March 31, 1995 and December 31, 1994 were 10.25% and 9.75%, respectively. The loan agreement also provides for certain financial covenants, all of which have been waived by the lender. In December, 1994, the loan was paid off and the lender was given notice that Melnor Inc. intended to terminate the loan.

          Long-Term Debt

                                              March 31,   December 31,
                                                1995         1994
                                             ----------   -----------
          Unsecured non-interest bearing
          promissory note payable to
          Melnor Industries, Inc.
          discounted at 9.0% due on
          November 24, 1996.  The
          principal amount of the note
          is $1,622,791.                     $1,391,924   $1,360,945







                                             March 31,   December 31,
                                                1995         1994
                                             ----------   -----------

          Non-interest bearing
          obligation payable to Melnor
          Industries, Inc., discounted
          at 9.0%.  Payment is
          contingent upon Melnor
          Industries, Inc. satisfying
          its obligation under the New
          Jersey Environmental Cleanup
          Responsibility Act and the
          release by the State of the
          escrow fund of $300,000
          established to fund
          environmental cleanup activities.     258,359      252,632

          Notes payable from Melnor Inc.
          to equipment finance companies
          due in monthly payments
          totaling $906 including
          interest at rates from 11.7%
          to 15.5%.  The notes are
          secured by equipment with a
          book value of $12,481.                  5,247        7,754

          Capital lease obligations              73,441       83,738
                                             ----------   ----------
                                             $1,728,971   $1,705,069
          Less current maturities                45,875       52,073
                                             ----------   ----------
                                             $1,683,096   $1,652,996
                                             ==========   ==========

Note H.   Supplemental Cash Flow Information

          Supplemental Disclosure of Cash Flow Information

                                 For the Three Months Ended March 31,
                                 ------------------------------------
                                            1995         1994
                                         ----------   ----------
          Cash payments for interest,
            net of interest capitalized  $      182   $  267,120
                                         ==========   ==========

          Cash payments for income taxes $  489,015   $  403,441
                                         ==========   ==========











ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (First Quarter, 1995 versus First Quarter, 1994)
- ----------------------------------------------------------------------

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales from continuing operations for the first quarter of 1995 were $55.1 million which represents an increase of $7.7 million (16.1%) over sales of $47.4 million for the first quarter of 1994. Consolidated net income from continuing operations was $4.1 million for the first quarter of 1995 and $2.8 million for the first quarter of 1994, an increase of $1.3 million (43.9%).

Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $41.6 million for the first quarter of 1995 and $34.7 million for the first quarter of 1994. The 1995 sales represent an increase of $6.9 million (19.9%). Approximately two-thirds of the sales increase was from non-automotive products. Of the sales increase, approximately 54% is the result of unit volume increases. The remaining increase is the result of price
increases implemented during the past twelve months.    Competitive
pressures in the markets in which this segment operates continue to preclude virtually any unit price increases except as pass-throughs of raw material price increases.

The gross margin for this segment showed a slight improvement over the first quarter of 1994 (20.6% versus 19.4%). The improvement was primarily a result of lower labor and variable manufacturing costs as a percent of sales.

Selling expenses for the first quarter of 1995 were $1.3 million, representing 3.2% of net sales. Selling expenses for the first quarter of 1994 were $1.4 million, representing 4.0% of net sales for the segment. The reduction in selling expenses both in amount and as a percentage of net sales is primarily a result of consolidations within the selling area which reduced compensation and commission costs and a reduction in transportation costs allocated to this area.

General and administrative expenses for the first quarter of 1995 were $1.7 million as compared to $1.4 million for the first quarter of 1994. As a percent of net sales these expenses were 4.0% for 1995 and 3.9% for 1994. In conjunction with the disposal of the Corporation's Gulfstream Division in December of 1994, management has identified several areas of general and administrative expenses which it believes will be reduced, particularly as a percent of net sales, during this year.

Other income of this segment showed a moderate increase over the first quarter of 1994 of $86 thousand. Interest income increased by approximately $250 thousand due to the investment of funds received from the sale of the Gulfstream Division. This increase was offset by reduced revenues from other miscellaneous income categories.



Consumer Products Segment Operating Results

Net sales were $13.4 million for the Consumer Products segment for the first quarter of 1995. Net sales for the first quarter of 1994 were $12.7 million. The net sales for 1995 represents an increase of 5.9%. Changes in customer purchasing patterns and production delays by suppliers served to reduce sales below expected levels by approximately $1.6 million.

This segment demonstrated a significant improvement in its gross margin for the first quarter of 1995 (26.9%) as compared to the first quarter of 1994 (19.4%). The improvement was due primarily to reductions in material costs.

Selling expenses for this segment represented 11.7% of net sales for the first quarter of 1995 as compared to 12.3% for the first quarter of 1994.

General and administrative expenses for the segment for the first quarter of 1995 increased by $292 thousand over the first quarter of 1994. The entire increase can be attributed to expenses associated with the anticipated move of certain manufacturing and administrative operations of the segment to a new location. Without these expenses, this area of cost represented 4.1% of net sales for the first quarter of 1995 and 4.3% of net sales for the first quarter of 1994.

Interest expense associated with this segment was $36 thousand for the first quarter of 1995 and $196 thousand for the first quarter of 1994. The reduction in expense can be attributed to the utilization of funds received from the sale of the Corporation's Gulfstream Division to pay back funds borrowed under several credit arrangements available to this segment.

Income Taxes

Income tax expense for continuing operations was $2.8 million for the first quarter of 1995 and $1.9 million for the first quarter of 1994. The increase in income tax expense is related to higher taxable income levels and a slightly higher effective tax rate for 1995( 40.7% as compared to 40.0% for 1994).


Liquidity and Capital Resources
- -------------------------------

Cash flows for the quarter ended March 31, 1995 resulted in a net decrease in cash and cash equivalents of $2.9 million. The primary reasons for the decrease are increases in receivables and inventories since December 31, 1994. Such a reduction is not unusual for the first quarter of each year due to seasonal account receivable and inventory requirements of the Consumer Products segment of the Corporation. The reduction can be expected to reverse itself by the third quarter as accounts receivable are collected and inventory requirements are reduced.

Net cash provided by operating activities was $212 thousand for the first quarter of 1995. For the first quarter of 1994 net cash used in operating activities was $2.1 million.


Capital outlay was $2.8 million for the first quarter of 1995.
Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1995 is expected to be between $8 and $11 million.

Total corporate debt was $1.7 million at March 31, 1995 and $56.6 million at March 31, 1994. The reduction was accomplished through improved profitability in both segments of the Corporation's operations and the use of funds received from the sale of the Corporation's Gulfstream Division. The Corporation still has in place a $35 million line of credit to provide capital to finance capital outlay and/or acquisitions.

Management believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1995.











































                     PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of O'Sullivan Corporation was held on April 25, 1995, for the purpose of electing a board of directors, approving the appointment of auditors and voting on two other proposals contained in the Corporation's Proxy Statement dated April 1, 1995.

All nominees for election to the Board of Directors were elected with the following vote:

                             Shares         Shares         Shares
                              Voted          Voted           Not
                               For          Against         Voted
                           ----------     ----------     ----------
John J. Armstrong          13,315,107         99,716      3,087,943
C. Hugh Bloom, Jr.         13,316,904         97,919      3,087,943
Arthur H. Bryant, II       13,319,918         94,905      3,087,943
Magalen O. Bryant          13,316,515         98,308      3,087,943
Robert L. Burrus, Jr.      13,228,800        186,023      3,087,943
Max C. Chapman, Jr.        13,303,504        111,319      3,087,943
James T. Holland           13,317,415         97,408      3,087,943
R. Michael McCullough      13,294,078        120,745      3,087,943
Stephen P. Munn            13,296,289        118,534      3,087,943

The appointment of Yount, Hyde and Barbour, P.C. as independent auditor for 1995 was approved by the following vote:

         Shares         Shares                        Shares
          Voted          Voted         Shares           Not
           For          Against       Abstained        Voted
       ----------     ----------     ----------     ----------
       13,299,158         41,330         74,334      3,087,944

The proposal to adopt O'Sullivan Corporation 1995 Stock Option Plan was approved by the following vote:

         Shares         Shares                        Shares
          Voted          Voted         Shares           Not
           For          Against       Abstained        Voted
       ----------     ----------     ----------     ----------
       12,654,497        596,774        163,552      3,087,943

The proposal to adopt O'Sullivan Corporation 1995 Outside Directors Stock Option Plan was approved by the following vote:

         Shares         Shares                        Shares
          Voted          Voted         Shares           Not
           For          Against       Abstained        Voted
       ----------     ----------     ----------     ----------
       11,885,139      1,347,016        182,667      3,087,944






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

         27 Article 5 of Regulation S-X, Financial Data Schedule for the first quarter Form 10-Q.

         99.1 The O'Sullivan Corporation 1995 Stock Option Plan filed as exhibit 99.1 to the Corporation's Form S-8 registration statement (Registration Number 033-58895) filed with the Commission on April 28, 1995 and incorporated herein by reference.

         99.2 The O'Sullivan Corporation 1995 Outside Directors Stock Option Plan filed as exhibit 99.2 to the Corporation's Form S-8 registration statement (Registration Number 033-58895) filed with the Commission on April 28, 1995 and incorporated herein by reference.

         99.3 1985 Incentive Stock Option Plan, Amended and Restated as of July 27, 1993. (Incorporated by reference to the Annual Report on Form 10-K for the Year Ended December 31, 1993.)

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.
















                              S I G N A T U R E S







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   O'SULLIVAN CORPORATION


                                   /s/ James T. Holland
                                   ---------------------------
                                   James T. Holland
                                   President and Chief Operating
                                   Officer



                                   /s/ C. Bryant Nickerson
                                   ---------------------------
                                   C. Bryant Nickerson
                                   Secretary, Treasurer and
                                   Chief Financial Officer


   May 12, 1995