Form 10-Q
period 1995-06-30
OSULLIVAN CORP
filed 1995-07-31
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1995
                                    OR


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


                              (540) 667-6666
      --------------------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]    No  [ ]

     At June 30, 1995 there were 16,510,562 shares of Common Stock, Par Value $1, outstanding.


                       PART I. FINANCIAL INFORMATION
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                           June 30,          December 31,
                                             1995                1994
                    ASSETS               ------------        ------------
Current Assets
  Cash and cash equivalents              $  8,581,419        $  9,701,801
  Receivables                              38,201,407          40,367,968
  Inventories                              38,631,098          32,475,205
  Deferred income tax assets                2,724,211           2,642,523
  Other current assets                      2,748,888           3,485,292
                                         ------------        ------------
          Total current assets           $ 90,887,023        $ 88,672,789
                                         ------------        ------------
Property, Plant and Equipment            $ 46,180,351        $ 44,605,639
                                         ------------        ------------
Intangibles                              $    627,925        $    751,609
                                         ------------        ------------
Other Assets                             $ 10,325,660        $ 10,498,851
                                         ------------        ------------
          Total assets                   $148,020,959        $144,528,888
                                         ============        ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt      $     45,988        $     52,073
  Accounts payable                         15,661,813          16,729,891
  Accrued expenses                         12,776,311          13,941,121
                                         ------------        ------------
          Total current liabilities      $ 28,484,112        $ 30,723,085
                                         ------------        ------------
Long-Term Debt                           $  1,764,470        $  1,652,996
                                         ------------        ------------
Other Long-Term Liabilities              $  1,622,964        $  2,006,974
                                         ------------        ------------
Deferred Income Taxes                    $  3,588,392        $  3,503,530
                                         ------------        ------------
Commitments and Contingencies            $        - -        $        - -
                                         ------------        ------------
Shareholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares         $ 16,510,562        $ 16,484,831
  Additional paid-in capital               10,183,867           9,963,516
  Retained earnings                        86,110,435          80,539,058
  Cumulative translation adjustments         (243,843)           (345,102)
                                         ------------        ------------
          Total shareholders' equity     $112,561,021        $106,642,303
                                         ------------        ------------
          Total liabilities and
            shareholders' equity         $148,020,959        $144,528,888
                                         ============        ============


The accompanying notes are an integral part of the consolidated financial statements.


                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                     For The Three Months Ended June 30,
                                     -----------------------------------
                                          1995                  1994
                                      ------------         ------------
Net sales                             $ 57,070,658         $ 57,027,493
Cost of products sold                   45,790,346           45,520,832
                                      ------------         ------------
  Gross profit                        $ 11,280,312         $ 11,506,661
                                      ------------         ------------
Operating expenses
  Selling and warehousing             $  2,824,160         $  3,306,769
  General and administrative             1,797,530            1,740,077
  Relocation charge                        419,333                  - -
                                      ------------         ------------
                                      $  5,041,023         $  5,046,846
                                      ------------         ------------
  Income from operations              $  6,239,289         $  6,459,815
                                      ------------         ------------
Other income (expense)
  Interest income                     $    203,326         $        - -
  Interest expense                         (41,570)            (291,971)
  Other, net                                29,821               84,527
                                      ------------         ------------
                                      $    191,577         $   (207,444)
                                      ------------         ------------
  Income from continuing
    operations before income
    taxes                             $  6,430,866         $  6,252,371
Income taxes                             2,467,385            2,426,149
                                      ------------         ------------
  Income from continuing operations   $  3,963,481         $  3,826,222
Discontinued operations:
  Income from discontinued
    operations, net of taxes                   - -            1,072,996
                                      ------------         ------------
    Net income                        $  3,963,481         $  4,899,218
                                      ============         ============
Net income per common share:
  Income from continuing
    operations                        $       0.24         $       0.23
  Income from discontinued
    operations                                 - -                 0.07
                                      ------------         ------------
    Net income per common share       $       0.24         $       0.30
                                      ============         ============

Dividends per common share            $       0.08         $       0.07
                                      ============         ============

Average common shares outstanding       16,506,684           16,484,888
                                      ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                      For The Six Months Ended June 30,
                                     -----------------------------------
                                          1995                  1994
                                      ------------          ------------
Net sales                             $112,122,849          $104,432,508
Cost of products sold                   88,650,934            83,261,641
                                      ------------          ------------
  Gross profit                        $ 23,471,915          $ 21,170,867
                                      ------------          ------------
Operating expenses
  Selling and warehousing             $  5,736,738          $  6,242,875
  General and administrative             4,032,502             3,641,897
  Relocation charge                        706,867                   - -
                                      ------------          ------------
                                      $ 10,476,107          $  9,884,772
                                      ------------          ------------
  Income from operations              $ 12,995,808          $ 11,286,095
                                      ------------          ------------
Other income (expense)
  Interest income                     $    485,323          $     25,411
  Interest expense                         (77,643)             (487,557)
  Other, net                               (85,048)              160,178
                                      ------------          ------------
                                      $    322,632          $   (301,968)
                                      ------------          ------------
  Income from continuing
    operations before income
    taxes                             $ 13,318,440          $ 10,984,127
Income taxes                             5,271,075             4,320,017
                                      ------------          ------------
  Income from continuing operations   $  8,047,365          $  6,664,110
Discontinued operations:
  Income from discontinued
    operations, net of taxes                   - -               846,173
                                      ------------          ------------
    Net income                        $  8,047,365          $  7,510,283
                                      ============          ============
Net income per common share:
  Income from continuing operations   $       0.49          $       0.40
  Income from discontinued operations          - -                  0.06
                                      ------------          ------------
    Net income per common share       $       0.49          $       0.46
                                      ============          ============

Dividends per common share            $       0.15          $       0.14
                                      ============          ============

Average common shares outstanding       16,497,245            16,484,904
                                      ============          ============


The accompanying notes are an integral part of the consolidated financial statements.


                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                              For the Six Months Ended June 30,
                                              ---------------------------------
                                                     1995             1994
Cash Flows From Operating Activities             ------------     ------------
 Net income                                      $  8,047,365     $  7,510,283
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    3,523,653        6,050,703
   Provision for doubtful accounts                    310,207          335,973
   Interest accrual on zero coupon notes receivable  (189,125)             - -
   Interest accrual on zero coupon notes payable       74,244           67,874
   Change in operating assets and liabilities:
      Receivables                                   1,856,354      (13,887,351)
      Inventories                                  (6,155,893)       2,442,701
      Other current assets                            736,404         (529,525)
      Accounts payable                             (1,068,078)      (1,949,899)
      Accrued expenses                             (1,328,630)       4,232,224
                                                 ------------     ------------
  Net cash provided by operating activities      $  5,806,501     $  4,272,983
                                                 ------------     ------------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment      $ (4,937,825)    $ (5,770,130)
  Acquisition of intangible assets                        - -         (203,354)
  Funds received upon redemption of
    insurance contracts                                   - -          236,135
  Additions to deferred engineering costs                 - -         (655,437)
  Payments received from non-operating
    notes receivable                                      - -          161,956
  Decrease in deposits                                446,271              - -
  Other, net                                         (341,186)         423,183
                                                 ------------     ------------
  Net cash (used in) investing activities        $ (4,832,740)    $ (5,807,647)
                                                 ------------     ------------
Cash Flows From Financing Activities
  Changes in short-term debt                     $        - -     $    972,396
  Net change in line of credit borrowings                 - -        6,000,000
  Repayment of long-term debt                         (31,145)      (3,519,907)
  Purchase of common stock                               (903)            (775)
  Sale of common stock                                246,985              - -
  Cash dividends paid                              (2,309,080)      (2,307,835)
                                                 ------------     ------------
  Net cash provided by (used in)
    financing activities                         $ (2,094,143)    $  1,143,879
                                                 ------------     ------------
Decrease in cash and cash equivalents            $ (1,120,382)    $   (390,785)
                                                 ------------     ------------
Cash and cash equivalents at beginning of period $  9,701,801     $  3,099,636
Less cash and cash equivalents of
  discontinued operations                                 - -         (280,075)
                                                 ------------     ------------
Cash and cash equivalents of continuing
  operations at beginning of period              $  9,701,801     $  2,891,561
                                                 ------------     ------------
Cash and cash equivalents at end of period       $  8,581,419     $  2,428,776
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

          In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the three and six months ended June 30, 1995 and 1994. Such adjustments consist only of normal recurring items.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included with these statements. These statements should be read in conjunction with the financial statements, notes and other disclosures thereto included in the Corporation's 1994 Annual Report to Stockholders and Form 10-K.

          The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

Note B.   Discontinued Operations

          On December 2, 1994, the Corporation sold certain specified assets of the Corporation's Gulfstream Division to Automotive Industries Holding, Inc. The assets sold consisted primarily of property, plant and equipment, inventories and the capital stock of Capitol Plastics of Ohio, Inc., a subsidiary of O'Sullivan Corporation. In addition, certain specified liabilities, consisting primarily of employee compensation payables were assumed by Automotive Industries Holdings, Inc. The Corporation received $46, 537,017 in cash and $4,000,000 in an unsecured note receivable for the net assets sold.

          Net income from the discontinued operations of the Gulfstream Division for the three and six months ended June 30, 1994 is shown separately in the accompanying income statements. The income tax expense applicable to the three and six months ended June 30, 1994 was $702,002 and $547,098, respectively.

          Net sales of the Gulfstream Division were $44,426,220 for the quarter ended June 30, 1994 and $82,830,249 for the six months ended June 30, 1994. These amounts are not included in the net sales in the accompanying income statements for the three and six months ended June 30, 1994.





Note C.   Receivables

          Receivables are presented net of an allowance for doubtful accounts of $1,355,129 at June 30, 1995 and $884,467 at December 31, 1994. Receivable balances for automotive related business were $12,476,915 at June 30, 1995 and $9,507,357 at December 31,
          1994.

Note D.   Inventories

          At June 30, 1995 and December 31, 1994 inventories were composed of the following:

                                        June 30,         December 31,
                                          1995               1994
                                      ------------       ------------
            Finished goods            $ 10,947,726       $  8,848,411
            Work in process              8,643,407          7,581,465
            Raw materials               15,304,632         13,163,840
            Supplies                     3,735,333          2,881,489
                                      ------------       ------------
                                      $ 38,631,098       $ 32,475,205
                                      ============       ============

          Slow-moving inventories at June 30, 1995 amounted to $1,756,697 less a reserve of $259,213. At December 31, 1994 slow-moving inventories amounted to $1,044,138 less a reserve of $329,906. Slow-moving inventories is an estimate of inventory held in excess of fifteen month's requirements, based on historical sales volumes.

Note E.   Property, Plant and Equipment

          At June 30, 1995 and December 31, 1994 property, plant and equipment were composed of the following:

                                        June 30,         December 31,
                                          1995               1994
                                      ------------       ------------
            Land                      $  1,262,441       $  1,243,761
            Buildings                   24,584,057         23,980,895
            Machinery and equipment     65,841,483         61,457,280
            Transportation equipment     3,491,451          3,533,039
                                      ------------       ------------
                                      $ 95,179,432       $ 94,214,975
            Less accumulated
              depreciation              48,999,081         45,609,336
                                      ------------       ------------
                                      $ 46,180,351       $ 44,605,639
                                      ============       ============










Note F.   Accrued Expenses

          At June 30, 1995 and December 31, 1994 accrued expenses were comprised of the following:

                                        June 30,         December 31,
                                          1995               1994
                                      ------------       ------------
            Accrued compensation      $  2,206,367       $  2,367,513
            Employee benefits            2,294,450          1,989,047
            Dividends payable            1,317,434          1,153,614
            Contingency reserve for
             discontinued operations     2,399,659          5,543,042
            Other accrued expenses       4,558,401          2,887,905
                                      ------------       ------------
                                      $ 12,776,311       $ 13,941,121
                                      ============       ============

Note G.   Debt

          Short-Term Debt

          Melnor Inc., a subsidiary of the Corporation, had short-term debt at December 31, 1994 consisting of a revolving credit facility ("revolving loan") with a financial institution in an aggregate amount not to exceed $15,000,000 that would have expired March 3, 1996, and would have been automatically renewed for one year periods thereafter, unless terminated by either party. Termination occurs (180) days after notification. The loan was collateralized by substantially all assets of Melnor Inc. and the maximum principal amount outstanding at any one time was based on a formula using the carrying values of eligible accounts receivable and inventory. Interest was payable monthly at a fluctuating rate equal to prime plus 1.25%, but at no time would the rate be less than 6%. The rate at December 31, 1994 was 9.75%. The loan agreement also provided for certain financial covenants, all of which were waived by the lender. In December, 1994, the loan was paid off and the lender was given notice that Melnor Inc. intended to terminate the loan.

          Long-Term Debt
                                                  March 31,   December 31,
                                                     1995         1994
                                                 -----------   -----------
          Unsecured non-interest bearing
          promissory note payable to Melnor
          Industries, Inc., discounted at
          9.0% due on November 24, 1996.  The
          principal amount of the note is
          $1,622,791.                            $ 1,423,605   $ 1,360,945

          Non-interest bearing obligation
          payable to Melnor Industries, Inc.
          discounted at 9.0%.  Payment is
          contingent upon Melnor Industries,
          Inc. satisfying its obligations




                                                  March 31,   December 31,
                                                     1995         1994
                                                 -----------   -----------
          under the New Jersey Environmental
          Cleanup Responsibility Act and the
          release by the State of the escrow
          fund of $300,000 established to
          fund environmental cleanup
          activities.                                264,216       252,632

          Notes payable from Melnor Inc. to
          equipment finance companies due in
          monthly payments totaling $906
          including interest at rates from
          11.7% to 15.5%.  The notes are
          secured by equipment with a
          book value of $11,521.                       4,839         7,754

          Capital lease obligations                  117,798        83,738
                                                  ----------   -----------
                                                 $ 1,810,458   $ 1,705,069
          Less current maturities                     45,988        52,073
                                                  ----------   -----------
                                                 $ 1,764,470   $ 1,652,996
                                                  ==========   ===========


Note H.   Supplemental Cash Flow Information

          Supplemental Disclosure of Cash Flow Information

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                                 1995         1994
                                              ----------   ----------
          Cash payments for interest,
            net of interest capitalized       $      185   $1,385,677
                                              ==========   ==========

          Cash payment for income taxes       $4,462,617   $4,457,918
                                              ==========   ==========



















ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Second Quarter, 1995 versus Second Quarter, 1994)

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales from continuing operations for the second quarter of 1995 were $57.1 million compared to $57.0 million for the second quarter of 1994. Consolidated net income from continuing operations was $4.0 million for the second quarter of 1995 and $3.8 million for the second quarter of 1994, an increase of 3.6%.

Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $44.0 million for the second quarter of 1995 and $40.1 million for the second quarter of 1994. The 1995 sales represent an increase of $3.9 million (9.7%). Approximately two-thirds of the sales increase was from non-automotive products. Of the total sales increase, approximately 65% is the result of unit volume increases. The remaining increase is the result of price increases
implemented during the past twelve months.    Competitive pressures in the
markets in which this segment operates continue to preclude virtually any unit price increases except as pass-throughs of raw material price increases.

The gross margin for this segment showed a slight improvement over the second quarter of 1994 (21.0% versus 20.0%). The improvement was primarily a result of lower labor and variable manufacturing costs as a percent of sales.

Selling expenses for the second quarter of 1995 were $1.3 million, representing 3.0% of net sales. Selling expenses for the second quarter of 1994 were $1.5 million, representing 3.8% of net sales for the segment.
The reduction in selling expenses both in amount and as a percentage of net sales is primarily a result of consolidations within the selling area which reduced compensation and commission costs and a reduction in transportation costs allocated to this area.

General and administrative expenses for the second quarter of 1995 were $1.3 million as compared to $1.2 million for the second quarter of 1994. As a percent of net sales these expenses were 3.0% for 1995 and 3.0% for 1994.

Other income of this segment showed an increase over the second quarter of 1994 of $45 thousand. Interest income increased by approximately $203 thousand due to the investment of funds received from the sale of the Gulfstream Division. This increase was offset by reduced revenues from other miscellaneous income categories.

Consumer Products Segment Operating Results

Net sales were $13.0 million for the Consumer Products segment for the second quarter of 1995. Net sales for the second quarter of 1994 were $16.9 million. The net sales for 1995 represents a decrease of $3.9 million (22.8%). Unfavorable weather conditions caused sales to fall considerably below budgeted levels for the period.


This segment suffered a marked decline in its gross margin for the second quarter of 1995 (15.6%) as compared to the second quarter of 1994 (20.4%). The decline was due to increased rework costs of purchased components, increases in raw material prices, excess freight costs to insure timely delivery of products from off-shore sources and higher than anticipated import duties.

Selling expenses for this segment of $1.5 million represented 11.7% of net sales for the second quarter of 1995 as compared to $1.8 million representing 10.7% of net sales for the second quarter of 1994. The reduction in expense was primarily related to lower sales commissions and advertising costs.

General and administrative expenses for the segment for the second quarter of 1995 were $502 thousand compared to $521 for the second quarter of 1994.

During the second quarter of 1995 the segment recorded an expense of $419 thousand in connection with the relocation of US operations.

Interest expense associated with this segment was $42 thousand for the second quarter of 1995 and $292 thousand for the second quarter of 1994. The reduction in expense can be attributed to the utilization of funds received from the sale of the Corporation's Gulfstream Division to pay back funds borrowed under several credit arrangements available to this segment.



Income Taxes

Income tax expense for continuing operations was $2.5 million for the second quarter of 1995 and $2.4 million for the second quarter of 1994. The increase in income tax expense is related to higher taxable income levels for the period. The effective tax rate for both years was basically the same. (38.4% for 1995 and 38.8% for 1994).


























Results of Operations (Six Months Ended June 30, 1995 versus
                         Six Months Ended June 30, 1994)

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales from continuing operations for the six months ended June 30, 1995 were $112.1 million compared to $104.4 million for the first six months of 1994, an increase of 7.4%. Consolidated net income from continuing operations was $8.0 million for the first six months of 1995 and $7.5 million for the six months ended June 30, 1994, an increase of 7.2%.

Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $85.7 million for the first six months of 1995 and $74.9 million for the first six months of 1994. The 1995 sales represent an increase of $10.8 million (14.4%). Approximately 60% of the sales increase was from non-automotive products. Of the total sales increase, approximately 45% is the result of unit volume increases. The remaining increase is the result of price increases
implemented during the past twelve months.    As described in the second
quarter analysis, competitive pressures in the markets in which this segment operates continue to preclude virtually any unit price increases except as pass-throughs of raw material price increases.

The gross margin for this segment showed a slight improvement over the first six months of 1994 (20.8% versus 19.8%) due to lower labor and variable manufacturing costs as a percent of sales.

Selling expenses for this period of 1995 were $2.6 million, representing 3.1% of net sales. Selling expenses for the first six months of 1994 were $2.9 million, representing 3.8% of net sales for the segment. The reduction in selling expenses both in amount and as a percentage of net sales is primarily a result of consolidations within the selling area which reduced compensation and commission costs and a reduction in transportation costs allocated to this area.

General and administrative expenses for the first six months of 1995 were $3.0 million as compared to $2.6 million for the first six months of 1994. As a percent of net sales these expenses were 3.5% for 1995 and 3.4% for 1994. In conjunction with the disposal of the Corporation's Gulfstream Division in December of 1994, management has identified several areas of general and administrative expenses which it believes will be reduced, particularly as a percent of net sales, during this year.

Other income of this segment showed an increase over the first six months of 1994 of $119 thousand. Interest income increased by approximately $460 thousand due to the investment of funds received from the sale of the Gulfstream Division. This increase was offset by income reductions in other miscellaneous income categories.

Consumer Products Segment Operating Results

Net sales were $26.5 million for the Consumer Products segment for the six months ended June 30, 1995. Net sales for the first six months of 1994 were $29.6 million. The net sales for 1995 represents a decrease of $3.1 million (10.5%). Unfavorable weather conditions in the second quarter and production delays by suppliers during the first quarter of 1995 served to reduce sales substantially below expected levels for the first six months of 1995.

Gross profits margins for the six months ended June 30, 1995 and 1994 were substantially the same.

Selling expenses for this segment of $3.1 million represented 11.7% of net sales for the first six months of 1995 as compared to $3.4 million representing 11.4% of net sales for the six months ended June 30, 1994. Lower selling commissions due to reduced sales levels and lower advertising outlays were the major reasons for lowered selling costs compared to 1994.

General and administrative expenses for the segment for the six months ended June 30 were $1.1 million for both 1995 and 1994.

The segment recorded an expense of $707 thousand during the six months ended June 30, 1995 in connection with the relocation of US operations.
The segment expects to incur a total cost of approximately $850 thousand in connection with the relocation.

Interest expense associated with this segment was $78 thousand for the first six months of 1995 and $487 thousand for the six months ended June 30, 1994. The reduction in expense can be attributed to the utilization of funds received from the sale of the Corporation's Gulfstream Division to pay back funds borrowed under several credit arrangements available to this segment.



Income Taxes

Income tax expense for continuing operations was $5.3 million for the six months ended June 30, 1995 and $4.3 million for the first six months of 1994. The increase in income tax expense is related to higher taxable income levels for the period. The effective tax rate for both years was basically the same. (39.6% for 1995 and 39.3% for 1994).




Liquidity and Capital Resources

Cash flows for the six months ended June 30, 1995 resulted in a net decrease in cash and cash equivalents of $1.1 million. The primary reason for the decrease are increases in inventories since December 31, 1994.
The Plastics Products segment has increased certain elements of its inventories to enhance machine utilization and to meet requirements for the launch of certain automotive-related programs. The Consumer Products segment has experienced increased inventory levels caused primarily by the significant reductions in customer demand due to weather-related problems through June 30, 1995.

Net cash provided by operating activities was $5.8 million for the first six months of 1995. For the first six months of 1994 net cash provided by operating activities was $4.3 million.

Capital outlay was $4.9 million for the six months ended June 30, 1995. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Management estimates that total capital outlay for 1995 will be between $8 and $11 million.

Total corporate debt was $1.8 million at June 30, 1995 and $55.1 million at June 30, 1994. The reduction was accomplished through improved profitability and the use of funds received from the sale of the Corporation's Gulfstream Division. The Corporation still has in place a $35 million line of credit to provide capital to finance capital outlay and/or acquisitions.

Management believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1995.



















































Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.1 O'Sullivan Corporation Amended and Restated Articles of Incorporation, including the Articles of Amendment, dated April 30, 1985, filed with the State Corporation Commission of Virginia on May 6, 1985, adopted by stockholders of O'Sullivan Corporation at the annual meeting held April 30, 1985. (Incorporated by reference to the March 31,1985, Quarterly Report on Form 10-Q of the Corporation.)

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

         27 Article 5 of Regulation S-X, Financial Data Schedule for the second quarter Form 10-Q.

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

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.
















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


July 31, 1995