Form 10-Q
period 1995-09-30
OSULLIVAN CORP
filed 1995-11-09
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995
                                    OR


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

                            Yes  [X]    No  [ ]

     At September 30, 1995 there were 16,510,522 shares of Common Stock, Par Value $1, outstanding.


                       PART I. FINANCIAL INFORMATION
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                         September 30,       December 31,
                                             1995                1994
                    ASSETS               ------------        ------------
Current Assets
  Cash and cash equivalents              $ 11,913,830        $  9,701,801
  Receivables                              33,400,862          40,367,968
  Inventories                              41,957,019          32,475,205
  Deferred income tax assets                2,724,211           2,642,523
  Other current assets                      2,359,970           3,485,292
                                         ------------        ------------
          Total current assets           $ 92,355,892        $ 88,672,789
                                         ------------        ------------
Property, Plant and Equipment            $ 47,299,380        $ 44,605,639
                                         ------------        ------------
Intangibles                              $    570,804        $    751,609
                                         ------------        ------------
Other Assets                             $ 10,569,123        $ 10,498,851
                                         ------------        ------------
          Total assets                   $150,795,199        $144,528,888
                                         ============        ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt      $     48,486        $     52,073
  Accounts payable                         17,246,657          16,729,891
  Accrued expenses                         12,470,791          13,941,121
                                         ------------        ------------
          Total current liabilities      $ 29,765,934        $ 30,723,085
                                         ------------        ------------
Long-Term Debt                           $  1,790,565        $  1,652,996
                                         ------------        ------------
Other Long-Term Liabilities              $  1,517,320        $  2,006,974
                                         ------------        ------------
Deferred Income Taxes                    $  3,591,823        $  3,503,530
                                         ------------        ------------
Commitments and Contingencies            $        - -        $        - -
                                         ------------        ------------
Shareholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares         $ 16,510,522        $ 16,484,831
  Additional paid-in capital               10,183,462           9,963,516
  Retained earnings                        87,574,364          80,539,058
  Cumulative translation adjustments         (138,791)           (345,102)
                                         ------------        ------------
          Total shareholders' equity     $114,129,557        $106,642,303
                                         ------------        ------------
          Total liabilities and
            shareholders' equity         $150,795,199        $144,528,888
                                         ============        ============


The accompanying notes are an integral part of the consolidated financial statements.


                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                   For The Three Months Ended September 30,
                                   ---------------------------------------
                                          1995                  1994
                                      ------------         ------------
Net sales                             $ 48,551,668         $ 44,696,455
Cost of products sold                   39,815,021           36,144,353
                                      ------------         ------------
  Gross profit                        $  8,736,647         $  8,552,102
                                      ------------         ------------
Operating expenses
  Selling and warehousing             $  2,170,955         $  2,674,369
  General and administrative             2,046,363            1,564,979
  Relocation charge                          9,783                  - -
                                      ------------         ------------
                                      $  4,227,101         $  4,239,348
                                      ------------         ------------
  Income from operations              $  4,509,546         $  4,312,754
                                      ------------         ------------
Other income (expense)
  Interest income                     $    179,097         $      8,000
  Interest expense                         (40,089)            (201,285)
  Other, net                                73,574              (89,367)
                                      ------------         ------------
                                      $    212,582         $   (282,652)
                                      ------------         ------------
  Income from continuing operations
    before income taxes               $  4,722,128         $  4,030,102
Income taxes                             1,937,386            1,622,099
                                      ------------         ------------
  Income from continuing operations   $  2,784,742         $  2,408,003
                                      ------------         ------------
Discontinued operations:
  Loss from discontinued
    operations, net of taxes          $        - -         $   (971,299)
  Loss on disposal of discontinued
    operations, net of taxes                   - -           (8,220,000)
                                      ------------         ------------
                                      $        - -         $ (9,191,299)
                                      ------------         ------------
    Net income (loss)                 $  2,784,742         $ (6,783,296)
                                      ============         ============
Net income (loss) per common share:
  Income from continuing operations   $        .17         $        .15
  Loss from discontinued operations            - -                 (.07)
  Loss from disposal of
    discontinued operations                    - -                 (.50)
                                      ------------         ------------
Net income (loss) per common share    $        .17         $       (.42)
                                      ============         ============
Dividends per common share            $        .08         $        .07
                                      ============         ============
Average common shares outstanding       16,510,549           16,484,871
                                      ============         ============

The accompanying notes are an integral part of the consolidated financial statements.
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                   For The Nine Months Ended September 30,
                                   ---------------------------------------
                                          1995                  1994
                                      ------------          ------------
Net sales                             $160,674,517          $149,128,963
Cost of products sold                  128,465,955           119,436,316
                                      ------------          ------------
  Gross profit                        $ 32,208,562          $ 29,692,647
                                      ------------          ------------
Operating expenses
  Selling and warehousing             $  7,907,693          $  8,917,244
  General and administrative             6,078,865             5,206,877
  Relocation charge                        716,650                   - -
                                      ------------          ------------
                                      $ 14,703,208          $ 14,124,121
                                      ------------          ------------
  Income from operations              $ 17,505,354          $ 15,568,526
                                      ------------          ------------
Other income (expense)
  Interest income                     $    664,420          $     33,411
  Interest expense                        (117,732)             (688,842)
  Other, net                               (11,474)              101,133
                                      ------------          ------------
                                      $    535,214          $   (554,298)
                                      ------------          ------------
  Income from continuing operations
    before income taxes               $ 18,040,568          $ 15,014,228
Income taxes                             7,208,461             5,942,115
                                      ------------          ------------
  Income from continuing operations   $ 10,832,107          $  9,072,113
                                      ------------          ------------
Discontinued operations:
  Loss from discontinued
    operations, net of taxes          $        - -          $   (125,126)
  Loss on disposal of discontinued
    operations, net of taxes                   - -            (8,220,000)
                                      ------------          ------------
                                      $        - -          $ (8,345,126)
                                      ------------          ------------
    Net income                        $ 10,832,107          $    726,987
                                      ============          ============
Net income per common share:
  Income from continuing operations   $        .66          $        .55
  Loss from discontinued operations            - -                  (.01)
  Loss on disposal of
    discontinued operations                    - -                  (.50)
                                      ------------          ------------
    Net income per common share       $        .66          $        .04
                                      ============          ============
Dividends per common share            $        .23          $        .21
                                      ============          ============
Average common shares outstanding       16,501,680            16,484,893
                                      ============          ============

The accompanying notes are an integral part of the consolidated financial statements.
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                        For The Nine Months Ended September 30,
                                        ---------------------------------------
                                                     1995             1994
Cash Flows From Operating Activities             ------------     ------------
 Net income                                      $ 10,832,107     $    726,987
 Loss from discontinued operations                        - -        8,345,126
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    5,253,559        5,017,944
   Provision for doubtful accounts                    362,846          429,349
   Interest accrual on zero coupon notes receivable  (192,575)             - -
   Interest accrual on zero coupon notes payable      112,632          102,971
   (Gain) loss on disposal of assets                  (30,091)           3,840
   Change in operating assets and liabilities:
      Receivables                                   6,604,260       (7,175,275)
      Inventories                                  (9,481,814)           4,565
      Other current assets                          1,125,322          919,776
      Accounts payable                                516,766        7,002,142
      Accrued expenses                             (1,635,411)       2,501,199
                                                 ------------     ------------
  Net cash provided by operating activities:
      Continuing operations                      $ 13,467,601     $ 17,878,624
      Discontinued operations                             - -        2,995,183
                                                 ------------     ------------
  Net cash provided by operating activities      $ 13,467,601     $ 20,873,807
                                                 ------------     ------------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment      $ (7,878,539)    $ (4,945,246)
  Proceeds from disposal of assets                    129,627           19,500
  Acquisition of intangible assets                        - -         (141,119)
  Decrease in other assets                            353,245          125,715
  Payments received from non-operating
    notes receivable                                      - -          213,827
  Other, net                                         (454,194)             - -
                                                 ------------     ------------
  Net cash (used in) investing activities:
      Continuing operations                      $ (7,849,861)    $ (4,727,323)
      Discontinued operations                             - -       (2,995,183)
                                                 ------------     ------------
  Net cash (used in) investing activities        $ (7,849,861)    $ (7,722,506)
                                                 ------------     ------------















                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                               (Continued)

                                       For The Nine Months Ended September 30,
                                       ---------------------------------------
                                                     1995             1994
                                                 ------------     ------------
Cash Flows From Financing Activities
  Changes in short-term debt                     $        - -     $ (4,700,951)
  Net change in line of credit borrowings                 - -       (2,500,000)
  Repayment of long-term debt                         (21,449)      (3,824,123)
  Purchase of common stock                             (1,348)            (775)
  Sale of common stock                                246,985              - -
  Cash dividends paid                              (3,629,899)      (3,461,512)
                                                 ------------     ------------
  Net cash (used in) financing activities:
      Continuing operations                      $ (3,405,711)    $(14,487,361)
      Discontinued operations                             - -              - -
                                                 ------------     ------------
  Net cash (used in) financing activities        $ (3,405,711)    $(14,487,361)
                                                 ------------     ------------
Increase (decrease) in cash and cash equivalents $  2,212,029     $ (1,336,060)
Cash and cash equivalents at beginning of period    9,701,801        2,830,015
                                                 ------------     ------------
Cash and cash equivalents at end of period       $ 11,913,830     $  1,493,955
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

          In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the three and nine months ended September 30, 1995 and 1994. Such adjustments consist only of normal recurring items.

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

          The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

Note B.   Discontinued Operations

          On December 2, 1994, the Corporation sold certain specified assets of the Corporation's Gulfstream Division to Automotive Industries Holding, Inc. The assets sold consisted primarily of property, plant and equipment, inventories and the capital stock of Capitol Plastics of Ohio, Inc., a subsidiary of O'Sullivan Corporation. In addition, certain specified liabilities, consisting primarily of employee compensation payables were assumed by Automotive Industries Holding, Inc. The Corporation received $46,656,382 in cash and $4,000,000 in an unsecured note receivable for the net assets sold.

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

          Net loss from the discontinued operations of the Gulfstream Division for the three and nine months ended September 30, 1994 is shown separately in the accompanying income statements. The income tax (benefit) applicable to the three and nine months ended September 30, 1994 was $(634,339) and $(86,439), respectively.


          Net sales of the Gulfstream Division were $37,773,755 for the quarter ended September 30, 1994 and $120,604,004 for the nine months ended September 30, 1994. These amounts are not included in the net sales in the accompanying income statements for the three and nine months ended September 30, 1994.

Note C.   Receivables

          Receivables are presented net of an allowance for doubtful accounts of $1,341,382 at September 30, 1995 and $884,467 at December 31, 1994. Receivable balances for automotive related business were $14,741,360 at September 30, 1995 and $9,507,357 at December 31, 1994.

Note D.   Inventories

          At September 30, 1995 and December 31, 1994, inventories were comprised of the following:

                                      September 30,      December 31,
                                          1995               1994
                                      ------------       ------------
            Finished goods            $ 10,488,938       $  8,848,411
            Work in process             12,911,604          7,581,465
            Raw materials               14,862,439         13,163,840
            Supplies                     3,694,038          2,881,489
                                      ------------       ------------
                                      $ 41,957,019       $ 32,475,205
                                      ============       ============

          Slow-moving inventories at September 30, 1995 amounted to $1,583,865 less a reserve of $268,634. At December 31, 1994 slow-moving inventories amounted to $1,044,138 less a reserve of $329,906. Slow-moving inventories is an estimate of inventory held in excess of twelve month's requirements, based on historical sales volumes.

Note E.   Property, Plant and Equipment

          At September 30, 1995 and December 31, 1994, property, plant and equipment were comprised of the following:

                                      September 30,      December 31,
                                          1995               1994
                                      ------------       ------------
            Land                      $  1,263,672       $  1,243,761
            Buildings                   25,481,443         23,980,895
            Machinery and equipment     67,209,045         61,457,280
            Transportation equipment     3,508,623          3,533,039
                                      ------------       ------------
                                      $ 97,462,783       $ 90,214,975
            Less accumulated
              depreciation              50,163,403         45,609,336
                                      ------------       ------------
                                      $ 47,299,380       $ 44,605,639
                                      ============       ============




Note F.   Accrued Expenses

          At September 30, 1995 and December 31, 1994 accrued expenses were comprised of the following:

                                      September 30,      December 31,
                                          1995               1994
                                      ------------       ------------
            Accrued compensation      $  2,384,657       $  2,367,513
            Employee benefits            2,502,205          1,989,047
            Dividends payable            1,318,695          1,153,614
            Contingency reserve for
             discontinued operations     2,640,602          5,543,042
            Other accrued expenses       3,624,632          2,887,905
                                      ------------       ------------
                                      $ 12,470,791       $ 13,941,121
                                      ============       ============

Note G.   Debt

          Short-Term Debt

          Melnor Inc., a subsidiary of the Corporation had short-term debt at December 31, 1994 consisting of a revolving credit facility ("revolving loan") with a financial institution in an aggregate amount not to exceed $15,000,000 that would have expired March 3, 1996, and would have been automatically renewed for one year periods thereafter, unless terminated by either party. Termination occurs (180) days after notification. The loan was collateralized by substantially all assets of Melnor Inc. and the maximum principal amount outstanding at any one time was based on a formula using the carrying values of eligible accounts receivable and inventory. Interest was payable monthly at a fluctuating rate equal to prime plus 1.25%, but at no time would the rate be less than 6%. The rate at December 31, 1994 was 9.75%. The loan agreement also provided for certain financial covenants, all of which were waived by the lender. In December, 1994, the loan was paid off and the lender was given notice that Melnor Inc. intended to terminate the loan.

          Long-Term Debt
                                               September 30,  December 31,
                                                   1995           1994
                                               -------------  -------------
          Unsecured non-interest bearing
          promissory note payable to Melnor
          Industries, Inc., discounted at
          9.0% due on November 24, 1996.  The
          principal amount of the note is
          $1,622,791.                          $   1,456,043  $   1,360,945

          Non-interest bearing obligation
          payable to Melnor Industries, Inc.
          discounted at 9.0%.  Payment is
          contingent upon Melnor Industries,
          Inc. satisfying its obligations




                                               September 30,  December 31,
                                                   1995           1994
                                               -------------  -------------
          under the New Jersey Environmental
          Cleanup Responsibility Act and the
          release by the State of the escrow
          fund of $300,000 established to
          fund environmental cleanup
          activities.                                270,206        252,632

          Notes payable from Melnor Inc. to
          equipment finance companies due in
          monthly payments totaling $223
          including interest at rates from
          4.9% to 5.1%.  The notes are
          secured by equipment with a
          book value of $10,561.                       6,281          7,754

          Capital lease obligations                  106,521         83,738
                                               -------------  -------------
                                               $   1,839,051  $   1,705,069
          Less current maturities                     48,486         52,073
                                               -------------  -------------
                                               $   1,790,565  $   1,652,996
                                               =============  =============


Note H.   Supplemental Cash Flow Information

          Supplemental Disclosure of Cash Flow Information

                                   For the Nine Months Ended September 30,
                                   ---------------------------------------
                                              1995         1994
                                           ----------   ----------
          Cash payments for interest,
            net of interest capitalized    $    6,097   $1,970,758
                                           ==========   ==========

          Cash payment for income taxes    $6,236,454   $5,470,173
                                           ==========   ==========



















ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Third Quarter, 1995 versus Third Quarter, 1994)

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales from continuing operations for the third quarter of 1995 were $48.6 million compared to $44.7 million for the third quarter of 1994, an increase of 8.6%. Consolidated net income from continuing operations was $2.8 million for the third quarter of 1995 and $2.4 million for the third quarter of 1994, an increase of 15.6%.

Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $42.0 million for the third quarter of 1995 and $37.0 million for the third quarter of 1994. The 1995 sales represent an increase of $5.0 million (13.5%). Approximately 90% of the sales increase was from automotive products. The sales increase for the quarter as compared to 1994 is primarily a result of product mix changes, particularly in automotive products, to shipments of products with higher incremental prices. Competitive pressures in the markets in which this segment operates continue to preclude virtually any unit price increases except as pass-throughs of raw material price increases.

The gross margin for this segment showed an improvement over the third quarter of 1994 (19.5% versus 17.8%). The improvement was primarily a result of lower labor and variable manufacturing costs as a percent of sales.

Selling expenses for the third quarter of 1995 were $1.1 million, representing 2.7% of net sales. Selling expenses for the third quarter of 1994 were $1.5 million, representing 4.1% of net sales for the segment.
The reduction in selling expenses both in amount and as a percentage of net sales is primarily a result of consolidations within the selling area which reduced compensation and commission costs.

General and administrative expenses for the third quarter of 1995 were $1.5 million as compared to $1.1 million for the third quarter of 1994. As a percent of net sales these expenses were 3.5% for 1995 and 2.9% for 1994.

Other income of this segment showed an increase over the third quarter of 1994 of $146 thousand. The increase resulted primarily from increased interest income.

Consumer Products Segment Operating Results

Net sales were $6.6 million for the Consumer Products segment for the third quarter of 1995. Net sales for the third quarter of 1994 were $7.7 million. The net sales for 1995 represents a decrease of $1.1 million (14.9%). Changes in customer purchasing patterns and unfavorable weather conditions caused sales to fall considerably below budgeted levels for the period.





This segment suffered a marked decline in its gross margin for the third quarter of 1995 (15.6%) as compared to the third quarter of 1994 (20.4%). The decline was due to increased rework costs of purchased components, increases in raw material prices, excess freight costs to insure timely delivery of products from off-shore sources and higher than anticipated import duties.

Selling expenses for this segment of $1.1 million represented 16.1% of net sales for the third quarter of 1995 as compared to $1.2 million representing 15.1% of net sales for the third quarter of 1994. The reduction in expense was primarily related to lower sales commissions and advertising costs.

General and administrative expenses for the segment for the third quarter of 1995 were $581 thousand compared to $486 for the third quarter of 1994.

During the third quarter of 1995 the segment recorded an expense of $10 thousand in connection with the relocation of US operations.

Interest expense associated with this segment was $40 thousand for the third quarter of 1995 and $201 thousand for the third quarter of 1994. The reduction in expense can be attributed to the utilization of funds received from the sale of the Corporation's Gulfstream Division to pay back funds borrowed under several credit arrangements available to this segment.


Income Taxes

Income tax expense for continuing operations was $1.9 million for the third quarter of 1995 and $1.6 million for the third quarter of 1994. The increase in income tax expense is related to higher taxable income levels for the period. The effective tax rate for both years was basically the same. (41.0% for 1995 and 40.2% for 1994).



























Results of Operations (Nine Months Ended September 30, 1995 versus Nine Months Ended September 30, 1994)

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales from continuing operations for the nine months ended September 30, 1995 were $160.7 million compared to $149.1 million for the first nine months of 1994, an increase of 7.7%. Consolidated net income from continuing operations was $10.8 million for the first nine months of 1995 and $9.1 million for the nine months ended September 30, 1994, an increase of 19.4%.

Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $127.7 million for the first nine months of 1995 and $111.9 million for the first nine months of 1994. The 1995 sales represent an increase of $15.8 million (14.1%). Approximately 55% of the sales increase was from automotive products. As in the case of third quarter results, the sales increase for the nine months of 1995 as compared to 1994 is primarily a result of product mix changes resulting in shipments of products with higher incremental prices. As mentioned in the third quarter analysis, competitive pressures in the markets in which this segment operates continue to preclude virtually any unit price increases except as pass-throughs of raw material price increases.

The gross margin for this segment showed an improvement over the first nine months of 1994 (20.4% versus 19.1%). Reductions in labor costs and variable manufacturing costs offset increases in material costs experienced during the period.

Selling expenses for this period of 1995 were $3.8 million, representing 2.9% of net sales. Selling expenses for the first nine months of 1994 were $4.4 million, representing 3.9% of net sales for the segment. The reduction in selling expenses both in amount and as a percentage of net sales is primarily a result of consolidations within the selling area which reduced compensation and commission costs.

General and administrative expenses for the first nine months of 1995 were $4.4 million as compared to $3.6 million for the first nine months of 1994. As a percent of net sales these expenses were 3.5% for 1995 and 3.3% for 1994.

Other income of this segment for the first nine months of 1995 increased by $263 over the first nine months of 1994. Interest income increased by approximately $630 thousand due to the investment of funds received from the sale of the Gulfstream Division. This increase was offset by income reductions in other miscellaneous income categories.

Consumer Products Segment Operating Results

Net sales were $33.0 million for the Consumer Products segment for the nine months ended September 30, 1995. Net sales for the first nine months of 1994 were $37.3 million. The net sales for 1995 represents a decrease of $4.3 million (11.4%). Changes in customer purchasing patterns, unfavorable weather conditions in the second and third quarters and production delays by suppliers during the first quarter of 1995 served to reduce sales substantially below expected levels for the first nine months of 1995.


Gross profits margins for the nine months ended September 30, 1995 and 1994 were substantially the same.

Selling expenses for this segment of $4.2 million represented 12.6% of net sales for the first nine months of 1995 as compared to $4.5 million representing 12.1% of net sales for the nine months ended September 30, 1994. Lower selling commissions due to reduced sales levels and lower advertising outlays were the major reasons for lowered selling costs compared to 1994.

General and administrative expenses for the segment for the nine months ended September 30, 1995 and 1994 were both $1.6 million.

The segment recorded an expense of $717 thousand during the nine months ended September 30, 1995 in connection with the relocation of US operations. The segment expects to incur a total cost of approximately $850 thousand in connection with the relocation.

Interest expense associated with this segment was $118 thousand for the first nine months of 1995 and $686 thousand for the nine months ended September 30, 1994. The reduction in expense can be attributed to the utilization of funds received from the sale of the Corporation's Gulfstream Division to pay back funds borrowed under several credit arrangements available to this segment.


Income Taxes

Income tax expense for continuing operations was $7.2 million for the nine months ended September 30, 1995 and $5.9 million for the first nine months of 1994. The increase in income tax expense is related to higher taxable income levels for the period. The effective tax rate for both years was basically the same. (40.0% for 1995 and 39.6% for 1994).


Liquidity and Capital Resources

Cash flows for the nine months ended September 30, 1995 resulted in a net
increase in cash and cash equivalents of $2.2 million.    Cash flows
continue to be hampered by   increases in inventories since December 31,
1994. The Plastics Products segment has increased certain elements of its inventories to enhance machine utilization and to meet requirements for the launch of certain automotive-related programs. The Consumer Products segment has experienced increased inventory levels caused primarily by the significant reductions in customer demand due to weather-related problems through September 30, 1995.

Net cash provided by operating activities of continuing operations was $13.5 million for the first nine months of 1995 as compared to $17.9 million for the first nine months of 1994.

Capital outlay was $7.9 million for the nine months ended September 30, 1995. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Management estimates that total capital outlay for 1995 will be between $8.5 and $10 million.




Total corporate debt was $1.8 million at September 30, 1995 and $41.0 million at September 30, 1994. The reduction was accomplished through improved profitability and the use of funds received from the sale of the Corporation's Gulfstream Division. The Corporation still has in place a $35 million line of credit to provide capital to finance capital outlay and/or acquisitions.

Management believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1995 and the foreseeable future.


















































                       PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                3.1 O'Sullivan Corporation Amended and Restated Articles of Incorporation, including the Articles of Amendment, dated April 30, 1985, filed with the State Corporation Commission of Virginia on May 6, 1985, adopted by stockholders of O'Sullivan Corporation at the annual meeting held April 30, 1985. (Incorporated by reference to the March 31,1985 Quarterly Report on Form 10-Q of the Corporation.)

                3.2 O'Sullivan Corporation Bylaws as amended to January 29, 1985. (Incorporated by reference to the March 31, 1985 Quarterly Report on Form 10-Q of the Corporation.)

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


          (b)   Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.









                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    O'SULLIVAN CORPORATION

                                    /s/ James T. Holland
                                    ----------------------
                                    James T. Holland
                                    President and Chief Operating
                                    Officer


                                    /s/  C. Bryant Nickerson
                                    ------------------------
                                    C. Bryant Nickerson
                                    Secretary, Treasurer
                                    and Chief Financial Officer

November 9, 1995