Form 10-K
period 1995-12-31
OSULLIVAN CORP
filed 1996-03-26
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from__________ to __________

                       Commission File Number 1-4438

                           O'SULLIVAN CORPORATION
           (Exact name of registrant as specified in its charter)

         Virginia                                     54-0463029
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   1944 Valley Avenue, PO Box 3510
        Winchester, Virginia                              22601
(Address of principal executive offices)                (Zip Code)
                                  540-667-6666
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange on
       Title of each class                           which registered
   Common stock - par value $ 1                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 8, 1996 (based on the last sale price on the American Stock Exchange as of such date) was $164,246,020.

The number of shares of the registrant's Common Stock, Par Value $ 1, outstanding as of March 8, 1996 was 16,424,602.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 1996 are incorporated by reference into Part III.

                                       1
                                   PART I

Item 1.        BUSINESS

O'Sullivan Corporation ("O'Sullivan" or the "Corporation") is a Virginia corporation originally organized in 1896 as O'Sullivan Rubber Company. In 1932 the Corporation was moved to Winchester, Virginia. In 1970 the corporate name was changed from O'Sullivan Rubber Corporation to O'Sullivan Corporation to acknowledge the increasing importance of plastics manufacturing to the Corporation's operations.

Subsequent to the Corporation's name change through the early 1990's, the Corporation concentrated on expansion of its plastics manufacturing operations, both calendering and injection-molding. The expansion was accomplished by adding additional capacity within the Corporation and the acquisition or creation of several subsidiaries to gain facilities in other regions of the United States. In 1986, the Corporation divested itself of its rubber operations.

In 1994, the Corporation sold the injection-molding operations portion of its plastics products segment. The sale involved primarily the inventories and fixed assets of the Corporation associated with injection-molding operations and the stock of a subsidiary corporation also involved in injection-molding operations. The sale was for approximately $50 million net of certain liabilities assumed by the purchaser. The disposal of this portion of the Corporation's operations has been treated as a discontinued operation in the accompanying financial statements.

In 1992, the Corporation created a subsidiary, Melnor Inc. ("Melnor"), to acquire substantially all the assets of a corporation engaged in the water sprinkler and lawn and garden business.

The Corporation's activities are now conducted in two business segments:
(i) calendered plastics products which manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries
and (ii)   lawn and garden consumer products which is involved with the manufacture and distribution of a wide range of lawn and garden products.

For financial information with respect to industry segments, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K.


PLASTICS PRODUCTS BUSINESS

The Corporation's Plastics Products segment manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries. Calendered plastics products manufactured include vinyl sheeting for vehicular dashboard pads and door panels, swimming pool liners and covers, notebook binders, luggage, upholstered furniture, golf bags, floor tile, pond liners, protective clothing, mine curtains, boat and automobile windows and medical grade materials. The Plastics Products segment products are sold in markets in which there is competition from many
plastic manufacturers, both domestic and foreign.   While no single
competitor offers all of the products produced by this segment, there are



                                       2
many competitors for any single product. Major competitors include; Canadian General Tower, Gencorp Inc., Achilles USA Inc., Nanya Plastics Corporation, Intex Plastics Corporation, Borden, Inc. and HPG
International, Inc.

Distribution of the segment's products is by direct sales to other manufacturers.

The normal production backlog of the Plastic Products segment is approximately thirty to forty-five days. The Corporation has various long-term contracts totaling several million dollars applicable to this segment, but such contracts are not considered as firm orders until production releases are received from customers. The business of the segment is not seasonal.

All essential raw materials are readily available to the Plastics Products segment. For critical raw materials, secondary sources of supply are available if required. Major suppliers of raw materials to this segment include the following companies; Geon Company, Occidental Chemical, Aristech Chemicals, Witco Corporation, Goodyear Tire and Rubber Company, Penn Colors and Toray.

This segment of the Corporation possesses significant technology in the compounding, formulation and manufacture of its products.

A significant customer of the Plastics Products segment accounting for ten percent or more of the segment's 1995 sales was Ford Motor Company.


CONSUMER PRODUCTS BUSINESS

The Corporation's Consumer Products segment has as a primary activity the manufacture, assembly, sale and distribution of lawn and garden products. The products produced and sold by this segment include; oscillating, rotary and traveling sprinklers, hose storage units, watering timers, aqua guns, air spray tanks and snow shovels. Secondary product lines representing less than ten percent of sales volumes include humidification systems and buy-sell distribution of ceiling fans and thermostats. The products of its segment are sold in markets in which there is intense competition from many lawn and garden products suppliers. While it is believed that no one competitor offers the array of products offered by the segment, there are numerous competitors for specific products. Major competitors include; Rain Bird Corporation, Suncast Company, Gilmour Corporation and Nelson Company.

All essential raw materials utilized by this segment are readily available. Some raw materials are obtained from foreign sources and can be obtained from secondary sources, if necessary. Purchased components are generally designs that are readily available from several suppliers. Major suppliers to this segment include; Computime, Ltd., Stax Ltd., Landen Enterprises, Eurotec De Mexico, S.A. DE C.V., Montoi, S.A. DE C.V., and
CPC of Vermont.

The business in which this segment is involved is highly seasonal in nature. Lawn and garden products are traditionally shipped to distribution and retail outlets beginning in late-December or early-January and continuing through the following May.


                                       3
This segment holds many patents and trademarks for products produced and sold. However, due to the rapidly changing nature of the segment's business activity, the Corporation does not believe that the patents and trademarks have any significant long-term value or provide any material benefit to the long-term success of the segment's business operations.

Home Depot, Inc. was the only customer of the Consumer Products segment accounting for ten percent or more of the segment's sales for 1995.


GENERAL

The Corporation anticipates no material effects on the capital expenditures, earnings or competitive position of the Corporation's businesses from the enactment or adoption of federal, state or local environmental regulations. The Corporation has several ongoing environmental programs, including recycling, waste reduction and environmental audits. The Corporation also has proactive dialogues with federal and state environmental agencies to insure continuing compliance with environmental regulations.

The Corporation and its Subsidiaries currently have approximately 1,100 employees.

The Corporation and its Subsidiaries are not engaged in any material transactions with customers or suppliers located outside North America.


Item 2.        PROPERTIES

The Corporation owns approximately 663,000 square feet of manufacturing, warehouse and office space on approximately 123 acres in Winchester, Virginia; 76,000 square feet of manufacturing, warehouse and office space on approximately six acres in Lebanon, Pennsylvania; 110,000 square feet of manufacturing and warehouse space on approximately five acres in Newton Upper Falls, Massachusetts; 85,000 square feet of manufacturing and warehouse space on approximately thirteen acres in Yerington, Nevada; 82,000 square feet of manufacturing, warehouse and office space in Brantford, Ontario, Canada.

The Corporation leases 29,250 square feet of warehouse space in St. Louis, Missouri; 10,000 square feet of warehouse space in Yerington, Nevada and 347,000 square feet of manufacturing, warehouse and office space in Moonachie, New Jersey. Operations formerly housed in the New Jersey location were substantially relocated to Winchester, Virginia during 1995. The Corporation also has sales offices located in Chicago, Illinois and Bloomfield Hills, Michigan.

Management of the Corporation believes that unused capacity existed in both segments of the Corporation's operations during 1995. Percentage utilization of the Corporation's facilities is difficult to accurately measure due to the Corporation's policy of adding facilities as required by business conditions.






                                       4
Item 3.        LEGAL PROCEEDINGS

As of December 31, 1995, the Corporation and its Subsidiaries had no material proceedings pending to which the corporations were a party or of which any of their property was the subject.


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

See information provided under Part III, item 10, included in this Form 10-K.











































                                       5
                                  PART II



Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                   SHAREHOLDER MATTERS

The principal market in which the Corporation's common stock is traded is the American Stock Exchange. The stock is traded under the symbol OSL.

The quarterly price range of common stock and the quarterly dividends per share for 1995 and 1994 are included as part of Note 19 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K.

At December 31, 1995 the number of owners of the Corporation's common stock was 3,000.

No change is anticipated regarding the Corporation's dividend policy.

There are no restrictions on the payment of dividends at the current time.


Item 6.        SELECTED FINANCIAL DATA (FROM CONTINUING OPERATIONS)



               1995         1994         1993         1992         1991
           ------------ ------------ ------------ ------------ ------------
Net sales  $209,723,562 $194,974,264 $173,345,501 $125,776,914 $114,368,326

Net income   14,032,063   10,974,970   10,382,400    8,407,638    8,498,059

Net income
 per common
 share              .85          .67          .63          .51          .52

Total
 assets     149,996,525  144,528,888  144,365,419  121,996,656  101,144,600

Long-term
 debt            51,745    1,652,996    1,501,834    4,871,664       19,719

Total debt    1,717,193    1,705,069   13,518,543   12,132,365      248,197

Cash dividends
 per common
 share              .31          .28          .28          .28          .28

Return on
 equity           13.2%        10.1%        10.0%         8.6%         8.5%









                                       6
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS 1995 VERSUS 1994

Consolidated net sales from continuing operations for 1995 were $209.7 million compared to $195.0 million for 1994. Consolidated net income from continuing operations for 1995 was $14.0 million, $ .85 per share, compared to $11.0 million, $ .67 per share, for 1994.

Income tax expense for continuing operations was $9.6 million for 1995 compared to $7.1 million for 1994. The increase is due to higher pre-tax income and an increase in the Corporation's effective tax rate from 39.4% for 1994 to 40.7% for 1995. The increase in the effective tax rate is primarily due to charges for state income taxes.

Other income increased by $929 thousand over 1994. The increase was primarily due to additional interest income generated from investment of funds received from the sale of the Corporation's Gulfstream Division. Interest expense declined by approximately $750 thousand. The reduction in interest expense was a result of the payoff in December, 1994 of several debt instruments utilizing a portion of the funds received from the 1994 sale of the Gulfstream Division.


Plastics Products Segment

Net sales for the Plastics Products segment were $169.5 million for 1995 as compared to $149.4 million for 1994. The 1995 net sales represent an increase of $20.1 million or 13.4%. Approximately 70% of the sales increase was from automotive-related products. The sales increase in the automotive-related component of this segment was substantially a result of product mix changes to shipments of products with greater incremental prices. Competitive pressures in both automotive and industrial sales components of this segment continue to preclude unit price increases except for negotiated pass-throughs of raw material price increases. Approved increases frequently lag several months behind increased costs incurred by the Corporation.

The gross margin for this segment improved to 20.3% in 1995 from 18.7% in 1994. The margin improvement is a result of higher sales volumes and reductions in variable manufacturing expenses.

Operating income for the segment increased by $7.8 million for the year from $21.6 million for 1994 to $29.4 million for 1995. The increase is primarily a result of the volume sales increases experienced in 1995 aided by the improvements in gross margin and the significant reduction in selling expenses.

Selling expenses for this segment were $4.9 million or 2.9% as a percent of net sales for 1995, compared to $6.2 million or 4.2% as a percent of net sales for 1994. The reduction in selling expenses is a result of consolidations made within the selling area following the disposal of the Corporation's Gulfstream Division in December of 1994 along with a significant reduction in charges for doubtful accounts. General and



                                       7
administrative expenses were $5.7 million or 3.4% of net sales for 1995, compared to $5.2 million or 3.5% of net sales for 1994.

Management anticipates continuing sales volume increases for the Plastics Products segment in 1996 due to increased market share rather than an
increase in the economy.   Automotive-related products will likely provide
the greatest opportunity for increased sales.


Consumer Products Segment

Net sales for the Consumer Products segment were $40.2 million for 1995 compared to $45.5 million for 1994. The 1995 sales represent a decrease of $5.3 million. Changes in customer purchasing patterns and dramatically unfavorable weather conditions during 1995 caused sales to fall considerably below sales levels expected by management.

This segment experienced a significant decline in its gross margin for 1995 as compared to 1994. The gross margin declined from 22.3% to 17.9%. The decline was due to excess rework costs for purchased components, increases in raw material prices over those anticipated and excess freight costs for product deliveries from off-shore sources. Operating income for this segment decreased by $3.1 million for 1995. The decrease can be directly attributed to the substantial sales volume reductions experienced by this segment during 1995.

Selling and warehousing expenses were $5.3 million for 1995 and $5.9 million for 1994. These amounts represent 13.0% and 12.9% of sales for 1995 and 1994, respectively. The dollar decrease in these costs is a result of lower sales commission and advertising costs that are directly related to sales volumes. General and administrative expenses for this segment were $2.4 million for 1995 and $2.1 million for 1994. During 1995 this segment incurred charges of $756 thousand in connection with the relocation of US operations.

Management expects improved results for this segment in 1996 due to significant cost containment, productivity improvements and new product introductions.



RESULTS OF OPERATIONS 1994 VERSUS 1993

Consolidated net sales from continuing operations for 1994 of $195.0 million were an increase of $21.7 million or 12.5% over 1993 net sales of $173.3 million. Consolidated net income from continuing operations for 1994 was $11.0 million , $ .67 per share, compared to $10.4 million, $ .63 per share for 1993.

Income tax expense for continuing operations was $7.1 million for 1994 and $6.9 million for 1993. The effective tax rate fell slightly from 1993 (from 40.1% to 39.4%) due to a reduced level of state income tax expense.







                                       8
Other income was substantially unchanged from 1993 to 1994. Interest expense for 1994 declined by $66 thousand. In December, 1994 the Corporation used a portion of the funds received from the sale of the Gulfstream Division to retire several debt instruments. The full effect of the debt reduction, in the form of reduced interest expense, was realized in 1995.


Plastics Products Segment

Net sales for the Plastics Products segment increased by 12.5% from $132.8 million in 1993 to $149.4 million in 1994. Sales increases experienced by this segment were primarily volume related since competitive and contractual restrictions prohibited significant price increases during 1994.

The gross profit margin for the segment declined to 18.6% for 1994 from 20.8% for 1993. The margin was adversely affected by raw material prices and mixed compound costs that increased at a rate greater than could be recovered through pass throughs to customers and start up costs associated with new and improved flexible vinyl sheeting compounds associated with new programs to be launched in 1995.

Operating income for this segment declined by $1.5 million or 6.3% in 1994. The decline was a result of the factors described in the preceding paragraph along with increases in selling costs described below.

Selling expenses for 1994 were $6.2 million, 4.2% as a percent of sales and $5.0 million, 3.8% as a percent of sales for 1993. The major cause of the increased expense for 1994 was a substantial increase in charges for doubtful accounts resulting from the financial failure of two customers of the industrial component of the Plastics Product segment. General and administrative expenses were $5.2 million or 3.5% of net sales for 1994 and $4.7 million or 3.5% for 1993.


Consumer Products Segment

Net sales for the Consumer Products segment were $45.5 million for 1994, an increase of $5.0 million or 12.4% over net sales of $40.5 million for 1993. Net sales increases for 1994 were primarily due to volume increases for products sold to the markets served. Unit price increases were negligible for the period due to competitive market pressures.

The gross profit margin for this segment improved during 1994 from 20.4% to 22.3%. Operating efficiency improvements during 1994 were primarily responsible for the improved margin.

Operating income for this segment improved by $2.2 million for 1994.   The
increase was a result primarily of the 12.4% net sales increase for the year. Also contributing to the increase were the improvements in the gross margin and reductions in general and administrative costs.

Selling and warehousing expenses were $5.9 million for 1994 and $5.7 million for 1993. The expenses represented 12.9% and 14.1% of net sales for 1994 and 1993, respectively. General and administrative costs for the segment were $2.1 million or 4.6% of net sales for 1994 and $2.5 million or


                                       9
6.3% of net sales for 1993. The improvement in this area can be directly attributed to reductions in administrative personnel with resulting reductions in salaries, benefits and other associated overhead expense.



DISCONTINUED OPERATIONS

On December 2, 1994 the Corporation sold the portion of its business identified as the Gulfstream Division. The assets sold consisted primarily of those assets included with the former injection-molding part of the Plastics Products segment. Those assets were the inventories and property, plant and equipment of the injection-molding operations along with the capital stock of Capital Plastics of Ohio, Inc., a subsidiary also involved in the injection-molding business. Additional information regarding discontinued operations is included with footnote number 16 of these financial statements.



LIQUIDITY AND CAPITAL RESOURCES

Net cash flow for 1995 was approximately $700 thousand. Cash flows from operating activities were $16.8 million for 1995. Increases in inventories of both segments of the Corporation during 1995 were the major factor in the minimal net cash flow for the year. Throughout 1995 the Plastics Product segment increased certain elements of its inventories to enhance machine utilization and to meet requirements for the launch of various automotive-related production programs. The Consumer Products segment experienced increased inventory levels due to changes in customer purchasing patterns and reductions in customer demand due to weather-related causes.

Capital expenditures for property, plant and equipment for 1995 were $10.2 million compared to $8.8 million for 1994. 1996 capital expenditures are projected to be comparable to 1995. At December 31, 1995, the majority of the projected outlay was uncommitted. Presently, the Corporation has unused capacity in both business operating segments. Future capital expenditures for the Corporation would be to provide additional capacity or modernize equipment to meet customer demands for new or improved products or production processes.

Total corporate debt was $1.7 million at both December 31, 1995 and 1994. The Corporation has in place a $35 million line of credit that expires in
June, 1997.   At December 31, 1995 the line of credit was unused except for a $850 thousand  letter of credit commitment.

The Corporation's Board of Directors has authorized the repurchase of up to 800 thousand shares of the Corporation's common stock as market conditions permit.

Management of the Corporation believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1996.





                                      10
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This page left blank intentionally. See following pages for financial statements.























































                                      11
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1995 and 1994

                                                 1995             1994
                                            -------------   -------------
ASSETS
Current Assets
   Cash and cash equivalents                $  10,400,583   $   9,701,801
   Receivables                                 30,458,872      40,367,968
   Inventories                                 42,196,303      32,475,205
   Deferred income tax assets                   2,262,636       2,642,523
   Other current assets                         3,562,325       3,485,292
                                            -------------   -------------
          Total current assets              $  88,880,719   $  88,672,789
                                            -------------   -------------
Property, Plant and Equipment               $  48,027,329   $  44,605,639
                                            -------------   -------------
Intangibles                                 $     497,251   $     751,609
                                            -------------   -------------
Other Assets                                $  12,591,226   $  10,498,851
                                            -------------   -------------
            Total assets                    $ 149,996,525   $ 144,528,888
                                            =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt        $   1,665,448   $      52,073
   Accounts payable                            15,714,112      16,729,891
   Accrued expenses                            10,574,317      13,941,121
                                            -------------   -------------
          Total current liabilities         $  27,953,877     $30,723,085
                                            -------------   -------------
Long-Term Debt                              $      51,745   $   1,652,996
                                            -------------   -------------
Other Long-Term Liabilities                 $   2,708,799   $   2,006,974
                                            -------------   -------------
Deferred Income Tax Liabilities             $   3,519,139   $   3,503,530
                                            -------------   -------------
Commitments and Contingencies               $       -- --   $       -- --
                                            -------------   -------------
Shareholders' Equity
   Common stock, par value $1.00 per share;
     authorized 30,000,000 shares           $  16,510,402   $  16,484,831
   Additional paid-in capital                  10,182,295       9,963,516
   Retained earnings                           89,453,514      80,539,058
   Cumulative translation adjustments            (220,566)       (345,102)
   Unrecognized pension costs, net of
     deferred tax effect                         (162,680)          -- --
                                            -------------   -------------
          Total shareholders' equity        $ 115,762,965   $ 106,642,303
                                            -------------   -------------
          Total liabilities and
            shareholders' equity            $ 149,996,525   $ 144,528,888
                                            =============   =============

The accompanying notes are an integral part of the consolidated financial statements.


                                      12
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1995, 1994 and 1993

                                       1995          1994          1993
                                   ------------  ------------  ------------
Net sales                          $209,723,562  $194,974,264  $173,345,501
Cost of products sold               168,142,885   156,984,225   137,453,119
                                   ------------  ------------  ------------
       Gross profit                $ 41,580,677  $ 37,990,039  $ 35,892,382
                                   ------------  ------------  ------------
Operating expenses
  Selling and warehousing          $ 10,161,297  $ 12,077,019  $ 10,750,183
  General and administrative          8,170,944     7,289,802     7,184,538
  Relocation charge                     755,930         -- --         -- --
                                   ------------  ------------  ------------
                                   $ 19,088,171  $ 19,366,821  $ 17,934,721
                                   ------------  ------------  ------------
       Income from operations      $ 22,492,506  $ 18,623,218  $ 17,957,661
                                   ------------  ------------  ------------
Other income (expense)
  Interest income                  $    863,530  $    180,217  $    105,982
  Interest expense                      (59,753)     (811,676)     (877,834)
  Other, net                            364,320       118,720       143,341
                                   ------------  ------------  ------------
                                   $  1,168,097  $   (512,739) $   (628,511)
                                   ------------  ------------  ------------
  Income from continuing
       operations before
       income taxes and
       cumulative effect of
       accounting changes          $ 23,660,603  $ 18,110,479  $ 17,329,150
Income taxes                          9,628,540     7,135,509     6,946,750
                                   ------------  ------------  ------------
  Income from continuing
       operations before
       cumulative effect of
       accounting changes          $ 14,032,063  $ 10,974,970  $ 10,382,400
                                   ------------  ------------  ------------
Discontinued operations:
  Loss from discontinued
       operations, net of taxes    $      -- --  $   (125,126) $   (673,282)
  Loss on disposal of
       discontinued operations,
       net of taxes                       -- --    (8,220,000)        -- --
                                   ------------  ------------  ------------
                                   $      -- --  $ (8,345,126) $   (673,282)
                                   ------------  ------------  ------------
  Income before cumulative
       effect of accounting
       changes                     $ 14,032,063  $  2,629,844  $  9,709,118

Cumulative effect of accounting
       changes                            -- --         -- --       305,338
                                   ------------  ------------  ------------
       Net income                  $ 14,032,063  $  2,629,844  $ 10,014,456
                                   ============  ============  ============


                                      13
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1995, 1994 and 1993
                                (continued)

                                       1995          1994          1993
                                   ------------  ------------  ------------
Net income per common share:
  Income from continuing
       operations                  $        .85  $        .67  $        .63
  Loss from discontinued
       operations                         -- --          (.01)         (.04)
  Loss on disposal of
       discontinued operations            -- --          (.50)        -- --
  Cumulative effect of
       accounting changes                 -- --         -- --           .02
                                   ------------  ------------  ------------
       Net income per common share $       0.85  $        .16  $        .61
                                   ============  ============  ============


The accompanying notes are an integral part of the consolidated financial statements.




































                                      14
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                  ------------  ------------  ------------
Cash Flows from Operating Activities
 Net income                       $ 14,032,063  $  2,629,844  $ 10,014,456
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization     6,820,128    10,867,275    11,438,370
   Provision for doubtful accounts     439,480     1,138,617       209,719
   Deferred income taxes               486,782    (6,064,033)      938,091
   (Gain) loss on disposal
    of assets                          (38,090)   10,964,763       210,128
   Interest accrual on zero
    coupon notes payable               163,246       138,864       116,657
   Interest accrual on zero
    coupon notes receivable           (196,025)       25,191         -- --
   Cumulative effect of
    accounting changes                   -- --         -- --      (305,338)
   Foreign currency exchange
    rate (gains) losses               (237,018)       37,336        39,808
   Unremitted loss from
    joint venture                      209,825         -- --         -- --
   Provision for restructuring
    and withdrawal of non
    -productive assets                   -- --         -- --      (969,251)
   Changes in operating assets
    and liabilities net of
    effect of business
    acquisition:
     Receivables                     9,469,616     8,340,071   (14,970,510)
     Inventories                    (9,721,098)   (2,702,071)   (4,192,871)
     Other current assets              (77,033)   (1,169,491)     (967,404)
     Accounts payable               (1,015,779)   (4,791,149)    3,601,697
     Accrued expenses               (3,532,609)    4,023,149      (545,949)
                                  ------------  ------------  ------------
 Net cash provided by operating
  activities                      $ 16,803,488  $ 23,438,366  $  4,617,603
                                  ------------  ------------  ------------

















                                      15
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                      1995          1994          1993
                                  ------------  ------------  ------------
Cash Flows from Investing Activities
 Purchase of property, plant and
  equipment                       $(10,172,585) $ (8,751,196) $(16,631,214)
 Investment in and loan to joint
  venture                           (1,128,362)        -- --         -- --
 Decrease in deposits                  463,328         -- --         -- --
 Purchase of intangible assets           -- --      (211,275)     (249,723)
 Acquisition of business, less
  cash acquired                          -- --         -- --    (1,153,643)
 Disbursements on non-operating
  notes receivable                       -- --      (150,000)        -- --
 Payments received from non-
  operating notes receivable             -- --       250,894       729,176
 Proceeds from disposal of assets      138,127    46,655,229       127,917
 Other, net                           (652,530)      362,766      (284,421)
                                  ------------  ------------  ------------
 Net cash provided by (used in)
  investing activities            $(11,352,022) $ 38,156,418  $(17,461,908)
                                  ------------  ------------  ------------
Cash Flows from Financing Activities
 Changes in short-term debt       $      -- --  $ (8,483,977) $  1,734,995
 Net change in line of credit
  borrowings                             -- --   (13,000,000)   (7,500,000)
 Proceeds from long-term debt            -- --         -- --    25,000,000
 Repayment of long-term debt           (46,322)  (28,622,307)   (2,217,750)
 Cash dividends paid                (4,950,712)   (4,615,539)   (4,615,743)
 Issuance of common stock              246,985         -- --         -- --
 Purchase of common stock               (2,635)       (1,175)       (3,504)
                                  ------------  ------------  ------------
 Net cash provided by (used in)
  financing activities            $ (4,752,684) $(54,722,998) $ 12,397,998
                                  ------------  ------------  ------------
Increase (decrease) in cash and
 cash equivalents                 $    698,782  $  6,871,786  $   (446,307)
                                  ------------  ------------  ------------
Cash and cash equivalents at
 beginning of year                $  9,701,801  $  2,830,015  $  3,545,943
Less cash and cash equivalents
 of discontinued operations              -- --         -- --      (269,621)
                                  ------------  ------------  ------------
Cash and cash equivalents of
 continuing operations at
 beginning of year                $  9,701,801  $  2,830,015  $  3,276,322
                                  ------------  ------------  ------------
Cash and cash equivalents at
 end of year                      $ 10,400,583  $  9,701,801  $  2,830,015
                                  ============  ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

                                      16
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Years Ended December 31, 1995, 1994 and 1993

                                                 Additional
                                     Common        Paid-in      Retained
                                      Stock        Capital      Earnings
                                  ------------  ------------  ------------
Balance at January 1, 1993        $ 16,485,268  $  9,967,758  $ 77,126,131
  Net income                             -- --         -- --    10,014,456
  Purchase of common stock                (320)       (3,184)        -- --
  Dividends declared, $.28 per share     -- --         -- --    (4,615,718)
  Translation adjustments                -- --         -- --         -- --
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1993      $ 16,484,948  $  9,964,574  $ 82,524,869
  Net income                             -- --         -- --     2,629,844
  Purchase of common stock                (117)       (1,058)        -- --
  Dividends declared, $.28 per share     -- --         -- --    (4,615,655)
  Translation adjustments                -- --         -- --         -- --
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1994      $ 16,484,831  $  9,963,516  $ 80,539,058
  Net income                             -- --         -- --    14,032,063
  Issuance of common stock              25,811       221,174         -- --
  Purchase of common stock                (240)       (2,395)        -- --
  Dividends declared, $.31 per share     -- --         -- --    (5,117,607)
  Translation adjustments                -- --         -- --         -- --
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1995      $ 16,510,402  $ 10,182,295  $ 89,453,514
                                  ============  ============  ============



























                                      17
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Years Ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                   Cumulative   Unrecognized
                                  Translation      Pension    Shareholders'
                                  Adjustments       Costs        Equity
                                  ------------  ------------  ------------
Balance at January 1, 1993        $     34,085  $      -- --  $103,613,242
  Net income                             -- --         -- --    10,014,456
  Purchase of common stock               -- --         -- --        (3,504)
  Dividends declared, $.28 per share     -- --         -- --    (4,615,718)
  Translation adjustments             (135,817)        -- --      (135,817)
  Unrecognized pension costs             -- --      (119,296)     (119,296)
                                  ------------  ------------  ------------
Balance at December 31, 1993      $   (101,732) $   (119,296) $108,753,363
  Net income                             -- --         -- --     2,629,844
  Purchase of common stock               -- --         -- --        (1,175)
  Dividends declared, $.28 per share     -- --         -- --    (4,615,655)
  Translation adjustments             (243,370)        -- --      (243,370)
  Unrecognized pension costs             -- --       119,296       119,296
                                  ------------  ------------  ------------
Balance at December 31, 1994      $   (345,102) $      -- --  $106,642,303
  Net income                             -- --         -- --    14,032,063
  Issuance of common stock               -- --         -- --       246,985
  Purchase of common stock               -- --         -- --        (2,635)
  Dividends declared, $.31 per share     -- --         -- --    (5,117,607)
  Translation adjustments              124,536         -- --       124,536
  Unrecognized pension costs             -- --      (162,680)     (162,680)
                                  ------------  ------------  ------------
Balance at December 31, 1995      $   (220,566) $   (162,680) $115,762,965
                                  ============  ============  ============

The accompanying notes are an integral part of the consolidated financial statements.























                                      18
                  O'Sullivan Corporation and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Accounting Policies

Principles of Consolidation-The consolidated financial statements include the accounts and transactions of the Corporation and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Investments in affiliates in which the Corporation has a 20% to 50% interest are carried at cost, adjusted for the Corporation's proportionate share of the affiliate's undistributed earnings or losses.

Cash and Cash Equivalents-The Corporation considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Receivables and Concentration of Credit Risk-Receivables from trade customers are generally due within thirty to sixty days. The Corporation conducts periodic reviews of its major customers' financial condition and grants trade credit based upon evaluations of the credit worthiness of each customer. Management performs regular assessments of receivables and makes estimates as to the adequacy of the allowance for doubtful accounts based on historical data and knowledge of customers' financial condition. Credit
losses have been within the expectations of management.   Receivable are
presented net of an allowance for doubtful accounts of $898,648 at December 31, 1995 and $884,467 at December 31, 1994. Accounts receivable balances for automotive related business at December 31, 1995 and 1994 were $13,825,514 and $9,507,357, respectively.

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

Intangibles-Intangible assets are stated at historical cost less accumulated amortization. Amortization is determined on a straight-line basis over the estimated useful lives of the assets that have been determined to range from two to seven years. Amortization expense for 1995, 1994 and 1993 was $266,718, $447,770 and $197,224, respectively.






                                      19
Income Taxes-Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Advertising Costs-Costs incurred for producing and communicating advertising are expensed when incurred, including costs incurred in connection with cooperative advertising programs with distributors and other customers. Advertising costs were $1,203,141 for 1995, $1,649,788 for 1994 and $1,216,008 for 1993.

Research and Development-Product and process research and development are charged to expense as incurred.

Per Share Information-Net income and dividends per share were calculated on the weighted average common shares outstanding for 1995, 1994 and 1993 which were 16,503,877, 16,484,879 and 16,485,103, respectively. Stock options were not dilutive for 1995, 1994 or 1993.

Foreign Currency Translation-Financial statements for the Corporation's foreign subsidiary are translated into US dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders' equity. Transaction gains and losses are reflected in net income.

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






                                      20
Postretirement Benefits-The Corporation provided health care benefits to certain of its retired employees under a plan which was terminated January 1, 1993. Upon termination of the plan this group of retired employees was allowed to continue to be covered by the Corporation's group insurance plan. Effective January 1, 1993 the Corporation adopted Financial Accounting Standards Board Statement No. 106 to account for its share of the costs of benefits provided to this group. To effect adoption of Statement No. 106, the Corporation accrued as of January 1, 1993 its share of the estimated costs to insure this group of retirees. Prior to January 1, 1993, the Corporation expensed its share of these expenses as they were incurred.

Reclassification of Amounts-Certain amounts for 1994 and 1993 have been reclassified to reflect comparability with account classifications for 1995.


2.   Nature of Operations, Risks and Uncertainties

The Corporation and its subsidiaries are manufacturers and distributors of calendered plastics products and lawn and garden products. A significant portion of the Corporation's businesses are conducted in North America. Reference should be made to Note 13 which provides further information as to the Corporation's operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   Inventories

Inventories at December 31 were composed of the following:

                                           1995             1994
                                       ------------     ------------
         Finished goods                $ 11,801,242     $  8,848,411
         Work in process                 10,754,865        7,581,465
         Raw materials                   16,373,017       13,163,840
         Supplies                         3,267,179        2,881,489
                                       ------------     ------------
                                       $ 42,196,303     $ 32,475,205
                                       ============     ============

Slow-moving inventories at December 31, 1995 amounted to $1,268,587, less a reserve of $98,959. At December 31, 1994 slow-moving inventories amounted to $1,044,138 less a reserve of $329,906. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.







                                      21
4.   Property, Plant and Equipment

Property, plant and equipment at December 31 were composed of the following:

                                           1995             1994
                                       ------------     ------------
         Land                          $  1,262,754     $  1,243,761
         Buildings                       26,898,482       23,980,895
         Machinery and equipment         67,730,663       61,457,280
         Transportation equipment         3,626,921        3,533,039
                                       ------------     ------------
                                       $ 99,518,820     $ 90,214,975
         Less accumulated depreciation   51,491,491       45,609,336
                                       ------------     ------------
                                       $ 48,027,329     $ 44,605,639
                                       ============     ============

Depreciation expense totaled $6,553,410, $10,419,505 and $11,241,146 in
1995, 1994 and 1993, respectively.


5.   Accrued Expenses

Accrued expenses at December 31 were composed of the following:

                                           1995             1994
                                       ------------     ------------
         Accrued compensation          $  2,633,871     $  2,368,084
         Employee benefits                1,447,905        1,983,227
         Contingency reserve for
           discontinued operations        2,417,252        5,543,042
         Dividends payable                1,319,419        1,153,614
         Other accrued expenses           2,755,870        2,893,154
                                       ------------     ------------
                                       $ 10,574,317     $ 13,941,121
                                       ============     ============

The contingency reserve for discontinued operations is an allowance for potential adjustments relating to the ultimate outcome of the Corporation's sale of the Gulfstream Division.


6.   Debt

                                                     December 31,
                                                 1995             1994
Long-Term Debt                               ------------     ------------

Unsecured non-interest bearing promissory
note payable to Melnor Industries, Inc.
discounted at 9.0% due on November 24, 1996.
The principal amount of the note is
$ 1,463,037.                                 $  1,340,738     $  1,360,945





                                      22
                                                     December 31,
                                                 1995             1994
                                             ------------     ------------
Non-interest bearing obligation payable to
Melnor Industries, Inc. discounted at 9.0%.
Payment is contingent upon Melnor Industries,
Inc. satisfying its obligation under the New
Jersey Environmental Cleanup Responsibility
Act and the release by the State of the
escrow fund of $300,000 established to fund
environmental cleanup activities.
                                                  276,331          252,632

Notes payable from Melnor Inc. to equipment
finance companies due in monthly payments
totaling $223 including interest at rates
from 4.9% to 5.1%.  The notes are secured by
equipment with a book value of $9,600.              5,687            7,754

Capital lease obligations                          94,437           83,738
                                             ------------     ------------
                                             $  1,717,193     $  1,705,069
Less current maturities                         1,665,448           52,073
                                             ------------     ------------
                                             $     51,745     $  1,652,996
                                             ============     ============

         Long-term debt matures as follows:
                                 1996        $  1,665,448
                                 1997              35,955
                                 1998              15,790
                                             ------------
                                             $  1,717,193
                                             ============

Interest incurred and capitalized are as follows:

                                        1995          1994          1993
                                     ---------     ---------     ---------
         Interest incurred           $ 143,825     $ 914,211     $ 959,226
         Less interest capitalized      84,072       102,535        81,392
                                     ---------     ---------     ---------
                                     $  59,753     $ 811,676     $ 877,834
                                     =========     =========     =========

The Corporation has a $35,000,000 unsecured line of credit through First Union National Bank of Virginia to support general corporate activities. Interest rates for the line of credit vary based on the Corporation's choice of rate options provided by the lender. All available rates are at or below prevailing prime interest rates. The line of credit matures June 30, 1997. At December 31, 1995 the Corporation has utilized $850,000 of the line of credit to provide a standby letter of credit in that amount for a subsidiary corporation. The Corporation is also the guarantor of a commercial letter of credit for a subsidiary corporation in the amount of $371,674.




                                      23
7.  Investment in Unconsolidated Joint Venture

The Corporation acquired a 49% equity interest in Keifel Technologies, Inc. ("Keifel") during 1995. Keifel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Financial information for Keifel is as follows:

Income Statement Data For The Period August 9, 1995 Through
    December 31, 1995
         Net Sales                            $    213,312
         Gross Loss                           $    (27,439)
         Net Loss                             $   (428,214)

         Corporation's share of net loss      $   (209,825)

Balance Sheet Data at December 31, 1995

         Assets
           Current assets                     $    736,317
           Property, plant and equipment, net    1,525,028
           Other assets                              9,500
                                              ------------
             Total assets                     $  2,270,845
                                              ============

         Liabilities and Equity
           Current liabilities                $    399,059
           Notes payable                         1,800,000
           Shareholders' equity                     71,786
                                              ------------
             Total liabilities and equity     $  2,270,845
                                              ============

         Corporation's share of equity        $     35,175
                                              ============

8.   Income Tax Matters

Pretax income from operations for the years ended December 31, 1995, 1994 and 1993 was taxed by the following jurisdictions:

                               1995             1994             1993
                           ------------     ------------     ------------
         Domestic          $ 22,800,687     $ 16,934,578     $ 15,741,703
         Foreign                859,616        1,175,901        1,587,447
                           ------------     ------------     ------------
                           $ 23,660,303     $ 18,110,479     $ 17,329,150
                           ============     ============     ============











                                      24
Effective January 1, 1993, the Corporation adopted Statement of Financial Standards No. 109, Accounting for Income Taxes. The adoption of Statement No. 109 changes the Corporation's method of accounting for income taxes from the deferred method to a liability method. Under the deferred method the Corporation deferred the past tax effects of a timing difference between financial reporting and tax reporting. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

The cumulative effect of the adoption of Statement No. 109 was to increase net income determined for 1993 by $680,488. Financial statements for prior years have not been restated.

Net deferred tax liabilities at December 31, 1995 and 1994 consisted of the following components:

                                                 1995             1994
                                             ------------     ------------
         Deferred tax assets:
           Provision for doubtful accounts   $    279,344     $    277,708
           Employee benefits                    1,580,115        1,487,986
           Inventory basis differences            191,775          189,615
           Contingency reserve-
             discontinued operations              966,901        1,330,621
           Other                                  328,796          308,348
                                             ------------     ------------
                                             $  3,346,931     $  3,594,278
                                             ------------     ------------
         Deferred tax liabilities:
           Property, plant and equipment     $  4,181,375     $  4,093,935
           Like-kind exchange                     254,856          254,856
           Other                                  167,203          106,494
                                             ------------     ------------
                                             $  4,603,434     $  4,455,285
                                             ------------     ------------

                                             $ (1,256,503)    $   (861,007)
                                             ============     ============

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 1995 and 1994 as follows:

          Noncurrent (liabilities)           $ (3,519,139)    $ (3,503,530)
          Current assets                        2,262,636        2,642,523
                                             ------------     ------------
                                             $ (1,256,503)    $   (861,007)
                                             ============     ============











                                      25
The provision for income taxes charged to operations for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                               1995             1994             1993
                           ------------     ------------     ------------
         Current:
            Federal        $  6,728,076     $  5,478,787     $  4,807,962
            Foreign             301,072          472,492          611,451
            State             2,112,610          960,462        1,449,583
                           ------------     ------------     ------------
                           $  9,141,758     $  6,911,741     $  6,868,996
                           ------------     ------------     ------------
         Deferred:
           Federal         $    403,589     $    190,369     $     29,886
           Foreign               28,853           21,387             - -
           State                 54,340           12,012           47,868
                           ------------     ------------     ------------
                           $    486,782     $    223,768     $     77,754
                           ------------     ------------     ------------
                           $  9,628,540     $  7,135,509     $  6,946,750
                           ============     ============     ============

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 1995, 1994 and 1993 due to the following:

                                                   1995     1994     1993
                                                 % Income % Income % Income
                                                  Before   Before   Before
                                                  Taxes    Taxes    Taxes
                                                 -------- -------- --------
 Computed "expected" tax expense                   35.0%    35.0%    35.0%
 Increases (reductions) in taxes resulting from:
   Income taxed at lower US federal rate           -- --     (.6%)    (.6%)
   State taxes, net of federal benefit              6.0%     3.5%     5.6%
   Higher rate on earnings of foreign operations     .1%      .5%      .3%
   Federal tax credits                             -- --     (.4%)    (.4%)
   Other                                            (.4%)    1.4%      .2%
                                                 -------- -------- --------
                                                   40.7%    39.4%    40.1%
                                                 ======== ======== ========

9.   Benefit Plans

Defined Benefit Plans

The net pension cost for defined benefit plans included the following components:
                                    1995           1994           1993
                                 -----------    -----------    -----------
Benefits earned during the year  $   100,835    $   228,417    $   242,837
Interest cost on projected
  benefit obligation                 607,454        678,236        654,682
Actual (return) on assets         (1,082,007)      (222,158)      (592,401)
Net amortization and deferral        549,493       (312,142)        94,403
Settlement (gain)                    (81,954)       (92,961)         -- --
                                 -----------    -----------    -----------
Net pension cost                 $    93,821    $   279,392    $   399,521
                                 ===========    ===========    ===========
                                      26
The funded status of the defined benefit pension plans as of December 31, 1995 was as follows:
                                              Overfunded      Underfunded
                                             ------------     ------------
         Actuarial present value:
           Vested benefit obligation         $  2,334,090     $  6,193,084
           Nonvested benefit obligation             -- --          101,795
                                             ------------     ------------
         Accumulated benefit obligation      $  2,334,090     $  6,294,879
         Effect of projected compensation
           increases                                -- --          269,707
                                             ------------     ------------
         Projected benefit obligation        $  2,334,090     $  6,564,586
         Fair value of plan assets              2,860,196        5,288,778
                                             ------------     ------------
         Plan assets in excess of (less than)
           projected benefit obligation      $    526,106     $ (1,275,808)
         Unrecognized net loss                    144,980           80,676
         Unrecognized prior service costs           -- --          594,823
         Unrecognized net (asset) obligation
           at initial adoption of FAS 87         (253,080)          (3,268)
         Adjustment required to recognize
           minimum liability                        -- --         (691,139)
                                             ------------     ------------
         Prepaid (accrued) pension cost      $    418,006     $ (1,294,716)
                                             ============     ============

The funded status of the defined benefit pension plans as of December 31, 1994 was as follows:
                                              Overfunded      Underfunded
                                             ------------     ------------
         Actuarial present value:
           Vested benefit obligation         $  2,792,538     $  4,968,242
           Nonvested benefit obligation             -- --          196,544
                                             ------------     ------------
         Accumulated benefit obligation      $  2,792,538     $  5,164,786
         Effect of projected compensation
           increases                                -- --          312,964
                                             ------------     ------------
         Projected benefit obligation        $  2,792,538     $  5,477,750
         Fair value of plan assets              3,572,189        4,553,633
                                             ------------     ------------
         Plan assets in excess of (less than)
           projected benefit obligation      $    779,651     $   (924,117)
         Unrecognized net (gain)                 (141,839)        (363,643)
         Unrecognized prior service costs           -- --          567,526
         Unrecognized net (asset) obligation
           at initial adoption of FAS 87         (371,578)          26,921
         Adjustment required to recognize
           minimum liability                        -- --         (142,333)
                                             ------------     ------------
         Prepaid (accrued) pension cost      $    266,234     $   (835,646)
                                             ============     ============






                                      27
Discount rates for the plans ranged from 7% to 8%. The assumed long-term rates of return on plan assets were also 7% to 8%. The assumed rate of increase in future compensation levels was 7%. The unrecognized asset (liability) at the initial adoption of FAS 87 is being amortized on a straight-line basis over the average remaining service period of plan participants. Plan assets consist of listed common stocks, corporate and government bonds and short-term investments.

Retirement Savings Plan

The expense associated with the Retirement Savings Plan was $1,312,222 for 1995, $1,268,087 for 1994 and $1,152,278 for 1993.

Deferred Compensation Plan

During 1985, the Corporation initiated a deferred compensation program for key employees of the Corporation. Under this program, the Corporation has agreed to pay each covered employee a certain sum annually for fifteen years upon their retirement or, in the event of their death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by his voluntary action or discharge for cause) before they attain age 65. In that event, the amount of the benefit depends on the employee's years of service with the Corporation (with full benefit paid only if the employee has completed 25 years of service). The Corporation has purchased individual life insurance contracts with respect to each employee covered by this program. The Corporation is the owner and beneficiary of the insurance contracts. The employees are general creditors of the Corporation with respect to these benefits. The expense associated with the Deferred Compensation plan was $397,798 for 1995, $295,299 for 1994 and $196,064 for 1993.

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

Annual net postretirement benefit costs are determined on an actuarial basis. Net periodic postretirement benefit cost included the following components for the years ended December 31, 1995, 1994 and 1993:

                                          1995        1994        1993
                                       ----------  ----------  ----------
   Interest expense on accumulated
     postretirement benefit obligation $   27,000  $   29,000  $   40,000
   Other amortization and deferrals       (16,000)    (12,000)    (95,000)
                                       ----------  ----------  ----------
                                       $   11,000  $   17,000  $  (55,000)
                                       ==========  ==========  ==========





                                      28
Postretirement benefit obligations at December 31, 1995 and 1994, none of which are funded, are summarized as follows:
                                                 1995              1994
                                             ------------     ------------
   Accumulated postretirement
     benefit obligation, retirees            $    394,000     $    387,000
   Plan assets                                      -- --            -- --
                                             ------------     ------------
   Accumulated postretirement benefit
     obligation in excess of plan assets     $    394,000     $    387,000
   Unrecognized transition obligation               -- --            -- --
   Unrecognized net experience losses (gains)       -- --            -- --
                                             ------------     ------------
   Accrued postretirement benefit obligation $    394,000     $    387,000
                                             ============     ============

For measurement purposes, a 14% annual rate of increase in per capita health care costs of covered benefits was assumed for 1995, with such annual rate of increase gradually declining to 6% in 2003.

10.   Leases

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
                                               Minimum
                                                Rental        Capitalized
                                             Commitments         Leases
                                             ------------     ------------
                             1996            $      6,050     $     56,245
                             1997                 151,564           38,720
                             1998                  69,507           16,102
                                             ------------     ------------
                                             $    227,121     $    111,067
                                             ============
          Less amount representing interest                         16,630
                                                              ------------
          Present value of net minimum lease payments         $     94,437
                                                              ============

Net rental expense for all non-capitalized leases for the years ended 1995, 1994, and 1993 was $738,588, $858,213 and $849,963, respectively.

11.   Research and Development

Research and development costs charges to expense were $3,545,330 in 1995, $3,423,175 in 1994 and $3,331,796 in 1993.







                                      29
12.   Commitments and Contingencies

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

Net sales for the Plastics Products segment to the divisions and subsidiaries of Ford Motor Company amounted to $40,622,615 (19.4% of net sales) in 1995, $24,385,299 (12.5% of net sales) in 1994 and $13,374,601
(7.7% of net sales) in 1993.

Receivables at December 31, 1995, 1994 and 1993 from Ford Motor Company were $6,275,579, $3,396,054 and $2,085,303, respectively.






















                                      30
 Business Segment Information
                                      1995          1994          1993
Net Sales By Classes of Similar   ------------  ------------  ------------
  Products
   Plastics Products              $169,455,886  $149,438,108  $132,832,228
   Consumer Products                40,267,676    45,536,156    40,513,273
                                  ------------  ------------  ------------
     Total Net Sales              $209,723,562  $194,974,264  $173,345,501
                                  ============  ============  ============
Operating Profit
   Plastics Products              $ 29,443,430  $ 21,630,468  $ 23,085,147
   Consumer Products                 1,200,708     4,282,552     2,057,052
                                  ------------  ------------  ------------
     Total Operating Profit       $ 30,644,138  $ 25,913,020  $ 25,142,199
General Corporate Expenses           7,957,829     7,289,802     7,184,538
Non-Operating Revenue (Expense)        974,294      (512,739)     (628,511)
                                  ------------  ------------  ------------
     Income From Continuing
     Operations Before Income
     Taxes and Cumulative Effect
     of Accounting Changes        $ 23,660,603  $ 18,110,479  $ 17,329,150
                                  ============  ============  ============

Identifiable Assets
   Plastics Products              $ 91,139,594  $ 92,203,867  $ 99,706,260
   Consumer Products                30,056,412    27,318,222    25,394,702
                                  ------------  ------------  ------------
     Total Identifiable Assets    $121,196,006  $119,522,089  $125,100,962
General Corporate Assets            28,800,519    25,006,799    19,264,457
                                  ------------  ------------  ------------
     Total Assets-Continuing
     Operations                   $149,996,525  $144,528,888  $144,365,419
                                  ============  ============  ============

Capital Expenditures
   Plastics Products              $  7,617,926  $  7,477,833  $ 15,193,167
   Consumer Products                 2,382,011     1,205,377     1,351,516
   General Corporate                   172,648        67,986        86,531
                                  ------------  ------------  ------------
     Total Capital Expenditures   $ 10,172,585  $  8,751,196  $ 16,631,214
                                  ============  ============  ============

Depreciation and Amortization
   Plastics Products              $  4,391,048  $  8,644,205  $  9,651,506
   Consumer Products                 1,958,777     1,719,307     1,402,596
   General Corporate                   470,303       503,763       384,268
                                  ------------  ------------  ------------
     Total Depreciation and
     Amortization                 $  6,820,128  $ 10,867,275  $ 11,438,370
                                  ============  ============  ============









                                      31
14.   Incentive Stock Option Plan

1985 Incentive Stock Option Plan

The Corporation has an incentive stock option plan begun January 29, 1985 under which options were granted to certain key employees for the purchase
of the Corporation's common stock.   The plan expired on January 28, 1995.
The original number of shares authorized under the plan totaled 50,000 shares. Antidilutive provisions in the plan required an increase in authorized shares to 165,886 shares for stock dividends and distributions that occurred during 1989, 1988, 1987, 1986 and 1985. The option price covered by an option could not be less than 100% of fair market value of the common stock on the date of grant.

As of December 31, 1995, options for  96,965 shares remain unexercised.
No options were granted in 1995 or 1994.    Options for 1,000 shares at an
exercise price of $10.50 per share were granted during 1993. Options for 25,811 at an average price of $9.57 were exercised during 1995. No options were exercised during 1994 or 1993. Options for 30,286 shares during 1995, 7,956 shares during 1994 and 2,000 shares during 1993 were forfeited.
Since the plan expired on January 28, 1995 all shares reserved for future option grants were canceled. Although the 1985 incentive stock option plan has expired, those options previously granted may be exercised by the individual recipients until the options expire, normally ten years after the date of the original grant.

1995 Stock Option Plan

During 1995 the Corporation adopted a new incentive stock option plan under which options may be granted to certain key employees for the purchase of the Corporation's common stock. The effective date of the Plan was February 7, 1995 with an expiration date of February 6, 2005. The Plan reserves for issuance an aggregate of 200,000 shares of the Corporation's common stock. The option price for options granted cannot be less than 100% of fair market value of the common stock on the date of the grant.
The Plan contains an antidilutive provision providing for adjustments to the options previously granted in the event of changes in the Corporation's capital structure.

Options for 102,000 shares at an exercise price of $10.31 were issued
during 1995.  No options were exercised during 1995.   At December 31, 1995
98,000 shares were reserved for the grant of future options.

1995 Outside Directors Stock Option Plan

During 1995 the Corporation adopted an incentive stock plan under which options may be granted to members of the Corporation's Board of Directors for the purchase of the Corporation's common stock. The effective date of the Plan was April 25, 1995 with an expiration date of April 24, 2005.
The Plan reserves for issuance an aggregate of 200,000 share of the Corporation's common stock. Each eligible director received an option for 10,000 shares common stock on the effective date of the Plan. On each April 25 thereafter each eligible director will receive an option for 1,000 shares of common stock. Directors who become eligible after April 25, 1995 will receive an option for 10,000 shares as of the date they become




                                      32
eligible for the Plan and will receive an option for 1,000 shares on each April 25 thereafter. The option price for options granted cannot be less than 100% of fair market value of the common stock on the date of the grant. The plan contains an antidilutive provision providing for adjustments to the options previously granted in the event of changes in the Corporation's capital structure.

Options for 80,000 shares at an exercise price of $10.31 were issued during 1995. No options were exercised during 1995. At December 31, 1995 120,000 shares were reserved for the grant of future options.

15.   Fair Value of Financial Instruments

The Corporation estimates that each category of financial instruments; including cash, trade receivables and payables, investments and debt instruments, approximate current value at December 31, 1995 and 1994.

16.   Discontinued Operations

On December 2, 1994 the Corporation sold certain specified assets of the Corporation's Gulfstream Division, which was part of the Corporation's plastics products business segment, to Automotive Industries Holding, Inc. The assets sold consisted primarily of property, plant and equipment, inventories and the capital stock of Capitol Plastics of Ohio, Inc., a subsidiary of O'Sullivan Corporation. In addition, certain specified liabilities, consisting primarily of employee compensation payables were assumed by Automotive Industries Holding, Inc. The Corporation received $46,656,382 in cash and $4,000,000 in an unsecured promissory note.

The loss on disposal of the division of $8,220,000 (net of income tax benefit of $5,480,000) represented the loss on disposal of the assets of the division, along with expenses associated with disposal activities, including severance costs, environmental clean-up costs, professional fees and various other costs associated with the disposal, net of the operating income of $1,289,064, during the phase-out period.

Income (loss) from the discontinued operations of the Gulfstream Division is shown separately in the accompanying income statements. The income statement for the year ended December 31, 1993 has been restated to show the results of the Gulfstream Division separately from continuing operations. Income taxes (benefit) applicable to the years ended December 31, 1994 and 1993 were $(86,439) and $141,614.

Net sales of the Gulfstream Division were $149,595,597 and $118,910,213 for the years ended December 31, 1994 and 1993. These amounts are not included in net sales in the accompanying income statements.













                                      33
17.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                                      1995          1994          1993
                                  ------------  ------------  ------------
   Cash payments for interest,
     net of interest capitalized  $     59,753  $  3,199,018  $  2,028,606
                                  ------------  ------------  ------------

   Cash payments for income taxes $  8,373,829  $  8,797,775  $  7,964,853
                                  ------------  ------------  ------------

Supplemental Schedule of Noncash Investment Activities

The Corporation's 1993 business acquisition involved the following:

   Fair value of assets acquired, other than
     cash and cash equivalents                        $  8,173,416
   Liabilities assumed                                   7,019,773
                                                      ------------
   Cash payments made                                 $  1,153,643
                                                      ------------

In 1994, the Corporation received a note receivable of $4,000,000 as part of the proceeds from the sale of assets of discontinued operations.

































                                      34
18.   Supplemental Financial Data (Unaudited)

                                        QUARTER ENDED
                    ------------------------------------------------------
1995                  March 31      June 30     September 30   December 31
                    ------------  ------------  ------------  ------------
 Net sales          $ 55,052,191  $ 57,070,658  $ 48,551,668  $ 49,049,045
 Gross profit       $ 12,191,603  $ 11,280,312  $  8,736,647  $  9,372,115
 Net income         $  4,083,884  $  3,963,481  $  2,784,742  $  3,199,956
 Earnings per share $        .25  $        .24  $        .17  $        .19
 Dividends declared $        .07  $        .08  $        .08  $        .08
 Market price per
  share:
   High                10  5/8       12  3/8         12          11  7/8
   Low                  9  1/4        9  7/8       10  3/8        9  7/8

                                        QUARTER ENDED
                    ------------------------------------------------------
1994                  March 31      June 30     September 30   December 31
                    ------------  ------------  ------------  ------------
 Net sales          $ 47,405,015  $ 57,027,493  $ 44,696,455  $ 45,845,301
 Gross profit       $  9,664,206  $ 11,506,661  $  8,552,102  $  8,267,070
 Income (loss) from:
  Continuing
  operations        $  2,837,888  $  3,826,222  $  2,408,003  $  1,902,857
  Discontinued
  operations            (226,823)    1,072,996    (9,191,299)          - -
                    ------------  ------------  ------------  ------------
 Net income         $  2,611,065  $  4,899,218  $ (6,783,296) $  1,902,857
                    ------------  ------------  ------------  ------------
 Earnings (loss)
  per share:
  Continuing
  operations        $        .17  $        .23  $        .15  $        .12
  Discontinued
  operations                (.01)          .07          (.57)          - -
                    ------------  ------------  ------------  ------------
 Earnings (loss)
  per share         $        .16  $        .30  $       (.42) $        .12
                    ------------  ------------  ------------  ------------
 Dividends declared $        .07  $        .07  $        .07  $        .07
                    ------------  ------------  ------------  ------------
 Market price per
  share:
   High                10  5/8       10  5/8       10  5/8       10  3/8
   Low                  8  7/8        8  7/8        8  7/8        8  7/8

19.   New Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an



                                      35
entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement is effective for fiscal years beginning after December 15, 1995. The Statement is not expected to have a material impact on the Corporation.

Statement of Financial Accounting Standards no. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include arrangements by which employees receive shares of stock of the Corporation, primarily stock options and stock appreciation rights in the case of O'Sullivan Corporation.

This Statement also applies to transactions in which an entity issues equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

This Statement defines a "fair value based method" of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows the Corporation to continue to measure compensation cost for those plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined by this Statement had been applied.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, normally the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The plans in effect for the Corporation have no intrinsic value at the grant date since the grant price is the quoted market price at the grant date.

The Statement is effective for fiscal years beginning after December 15, 1995. It is anticipated that the Corporation will continue to measure compensation costs in accordance with APB Opinion No. 25 providing the pro forma data required by FAS No. 123. The Statement is not expected to have a material impact on the Corporation.















                                      36






                        INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of O'Sullivan Corporation

We have audited the accompanying consolidated balance sheets of O'Sullivan Corporation and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O'Sullivan Corporation and Subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.


                                     /s/  YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
February 2, 1996


















                                      37
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

None























































                                      38
                                  PART III


Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Corporation's Directors and Director nominees, see pages 3 through 6 of the Corporation's definitive Proxy Statement dated March 29, 1996 which pages are incorporated herein by reference.

Executive Officers of the Registrant

The names, ages of and positions of the executive officers of O'Sullivan Corporation as December 31, 1995 are listed below. All officers are elected by the Board of Directors for a one year term. There are no family relationships among officers or any other arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

                                                               Served As
         Name              Age              Office           Officer Since
---------------------     ----      ---------------------    -------------
James T. Holland           55       President                     1976
C. Bryant Nickerson        49       Secretary & Treasurer         1986
Phillip S. Griffin         57       Vice President                1975
John S.Campbell            45       Vice President                1986

Mr. Holland has served in the following capacities for the Corporation; Treasurer, 1976-1979, Vice President and Treasurer, 1979-1984, Executive vice President and Chief Operating Officer, 1984-1986, President and Chief Operating Officer, 1986-1995, President and Chief Executive Officer, 1995-Present.

Mr. Nickerson has been employed by the Corporation since 1973 serving in various capacities within the corporate financial area. He has served as Controller and Treasurer and Chief Accounting Officer before being elected as Secretary, Treasurer and Chief Financial Officer in 1995.

Mr. Griffin has served the Corporation in various capacities in sales, manufacturing and corporate management since 1968. He has served as a Vice President since 1975 and also serves as the President of Melnor Inc., a subsidiary of the Corporation.

Mr. John S. Campbell has served as a Vice President since 1986. He has been employed by the Corporation since 1973 and has been involved in both the sales and manufacturing operations of the calendered plastics products business of the Corporation.












                                      39
Other Officers of the Registrant
                                                               Served As
         Name              Age              Office           Officer Since
---------------------     ----      ---------------------    -------------
William O. Bauserman       52       Vice President                1987
Ewen A. Campbell           48       Vice President                1993
Dee S. Johnston            59       Vice President                1992
Michael J. Meissner        56       Vice President                1995
James L. Tremoulis         42       Vice President                1986
Robert C. Westfall         53       Vice President                1979

Mr. Bauserman has been employed by the Corporation since 1968 and has served as a Vice President since 1987. Mr. Bauserman has been employed in various capacities within the data processing and management information services areas during his tenure with the Corporation.

Mr. Ewen A. Campbell has an extensive background in chemistry and plastics compounding. He has been employed by the Corporation since 1991 in the areas of compounding and research and development activities. He has served as a Vice President since 1993. Mr. Ewen Campbell and Mr. John Campbell are not related.

Mrs. Johnston has been employed by the Corporation since 1976 and has served as a Vice president since 1992. Mrs. Johnston has been involved in all phases of the Corporation's purchasing function during her employment.

Mr. Meissner has been employed by the Corporation since 1995. Prior to that time he was employed by and was a principal with a business that served as a manufacturers' representative to the automotive industry for the Corporation.

Mr. Tremoulis has served in various capacities in the sales area for calendered plastics products since his employment by the Corporation in 1980. He was elected as a Vice President in 1986.

Mr. Westfall has been employed by the Corporation since 1965. He was a chemist, the Quality Control Director and a Plant Manager for the Corporation prior to being elected as a Vice President of Research and Development in 1979.


Item 11.        EXECUTIVE COMPENSATION

See Pages 6 through 10 of the Corporation's Proxy Statement dated March 29, 1996, which pages are incorporated herein by reference.


Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

See Pages 3 through 6 of the Corporation's Proxy Statement dated March 29, 1996, which pages are incorporated herein by reference.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1995 that would be applicable for disclosure under this item.

                                      40
                                  PART IV


Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                      8-K

(a).   (1)      Financial Statements                                   Page

                Included in Part II, Item 8, of this report:

                Report of Independent Auditors                          37

                Consolidated Balance Sheets at December 31, 1995
                  and 1994                                              12

                Consolidated Statements of Income for the Years
                  Ended December 31, 1995, 1994 and 1993               13-14

                Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1995, 1994 and 1993         15-16

                Consolidated Statements of Changes in
                  Shareholders' Equity for the Years Ended
                  December 31, 1995, 1994 and 1993                     17-18

                Consolidated Notes to Financial Statements             19-36


(a).   (2)      Financial Statement Schedules

                Included in part IV of this report:

                Report of Independent Auditors on Financial
                  Statement Schedule                                    43

                Schedule II - Valuation and Qualifying Accounts
                  and Reserves for the Years Ended December 31,
                  1995, 1994 and 1993                                   44

(a).   (3)      Exhibits
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




                                      41
Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                      8-K (continued)

                                                                       Page
                3.3   O'Sullivan Corporation Amended and Restated
                      Articles of Incorporation dated April 29, 1989, filed with the State Corporation Commission dated April 29, 1989, adopted by shareholders of O'Sullivan Corporation at the annual meeting held April 25, 1989. (Incorporated by reference to the March 31, 1989 Quarterly Report on Form
                      10-Q of the Corporation.)

                10. Compensatory arrangement with executive officers of the registrant. See Pages 9 and 10 of the Corporation's Proxy Statement dated March 29, 1996 which pages are incorporated herein by reference.

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

                99.3 1985 Incentive Stock Option Plan. Amended and Restated as of July 27, 1993. (Incorporated by reference to the Annual report on form 10-K for the Year Ended December 31, 1994.)

(b).            Reports on Form 8-K

                There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

(c).            Index to Exhibits.                                     47









                                      42





                        INDEPENDENT AUDITOR'S REPORT
                      ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of the O'Sullivan Corporation

The examination referred to in our opinion dated February 2, 1996 of the consolidated financial statements as of December 31, 1995 and 1994 and for the three years ended December 31 ,1995, 1994 and 1993 included the related supplemental financial schedule as listed in Item 14(a) 2, which, when considered in relation to the basis financial statements, present fairly in all material respects the information shown therein.

                                          /s/  YOUNT, HYDE & BARBOUR, P.C.







































                                      43
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES        Schedule II
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1995, 1994 and 1993

 Column A   Column B             Column C             Column D      Column E
---------- ----------  ----------------------------- -----------   ----------
                                 Additions
                       -----------------------------
                          (1)       (2)      (3)
             Balance    Charged   Charged  Additions                 Balance
                at      to costs     to       From                      at
            Beginning     and       Other   Business                    End
Description  of Year    Expense   Accounts Acquisition Deductions     of Year
---------- ----------  ----------  -------  -------   -----------  ----------
1995:
 Allowance
  for
  Doubtful
  Accounts $  884,467  $  439,480  $ -- --  $ -- --   $  425,299(B)$  898,648
           ==========  ==========  =======  =======   ==========   ==========
1994:
 Allowance
  for
  Doubtful
  Accounts $1,133,793  $1,138,617  $ -- --  $ -- --   $1,387,943(B)$  884,467
           ==========  ==========  =======  =======   ==========   ==========
1993:
 Allowance
  for
  Doubtful
  Accounts $1,804,676  $  209,719  $ -- --  $27,013(A)$  907,615(B)$1,133,793
           ==========  ==========  =======  =======   ==========   ==========

    Note (A) - Allowance for doutful accounts established at acquisition date for businesses acquired in 1993.

    Note (B) - Write-offs of uncollectible accounts, net of recoveries.
               Column D for 1994 also includes a reduction of $27,013 for a bad debt allowance pertaining to a subsidiary disposed of during 1994.



















                                      44
                                SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934 ,the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 26, 1996                            O'SULLIVAN CORPORATION
--------------                            By: /s/ C.Bryant Nickerson
    Date                                  --------------------------
                                          C. Bryant Nickerson
                                          Secretary, Treasurer and
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates given.


Arthur H. Bryant, II *                                    March 26, 1996
------------------------                                  --------------
Arthur H. Bryant, II        Chairman and Director              Date

/s/ James T. Holland                                      March 26, 1996
------------------------                                  --------------
James T. Holland            President, Chief Executive         Date
                            Officer and Director

/s/ C. Bryant Nickerson                                   March 26, 1996
------------------------                                  --------------
C. Bryant Nickerson         Secretary, Treasurer and           Date
                            Chief Financial Officer

John J. Armstrong *                                       March 26, 1996
------------------------                                  --------------
John J. Armstrong           Director                           Date

C. Hugh Bloom *                                           March 26, 1996
------------------------                                  --------------
C. Hugh Bloom               Director                           Date

Magalen O. Bryant *                                       March 26, 1996
------------------------                                  --------------
Magalen O. Bryant           Director                           Date

Robert L. Burrus, Jr. *                                   March 26, 1996
------------------------                                  --------------
Robert L. Burrus, Jr.       Director                           Date

Max C. Chapman, Jr. *                                     March 26, 1996
------------------------                                  --------------
Max C. Chapman, Jr.         Director                           Date

R. Michael McCullough *                                   March 26, 1996
------------------------                                  --------------
R. Michael McCullough       Director                           Date


                                      45
Stephen P. Munn *                                         March 26, 1996
------------------------                                  --------------
Stephen P. Munn             Director                           Date


                      *  By:  /s/ James T. Holland
                              ---------------------
                              James T. Holland
                              Attorney-In-Fact


















































                                      46
                               EXHIBIT INDEX

                                                                     Page
               21.       Subsidiaries of the Registrant               48

               23.       Consent of Experts                           49

               24.       Powers of Attorney                          50-57

               27.       Financial Data Schedule                      58

















































                                      47