Form 10-Q
period 1996-03-31
OSULLIVAN CORP
filed 1996-05-14
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1996
                                    OR


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

                            Yes  [X]    No  [ ]

At April 30, 1996 there were 16,340,702 shares of Common Stock,
Par Value $1, outstanding.




                       PART I. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                       March 31,          December 31,
                                         1996                1995
                    ASSETS           ------------        ------------
Current Assets
  Cash and cash equivalents          $  4,709,095        $ 10,400,583
  Receivables                          37,760,173          30,458,872
  Inventories                          42,319,937          42,196,303
  Deferred income tax assets            2,262,636           2,262,636
  Other current assets                  1,740,223           3,562,325
                                     ------------        ------------
          Total current assets       $ 88,792,064        $ 88,880,719
                                     ------------        ------------
Property, Plant and Equipment        $ 48,301,980        $ 48,027,329
                                     ------------        ------------
Intangibles                          $    465,024        $    497,251
                                     ------------        ------------
Other Assets                         $ 12,726,388        $ 12,591,226
                                     ------------        ------------
          Total assets               $150,285,456        $149,996,525
                                     ============        ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt  $  1,702,882        $  1,665,448
  Accounts payable                     14,873,873          15,714,112
  Accrued expenses                     10,505,220          10,574,317
                                     ------------        ------------
          Total current liabilities  $ 27,081,975        $ 27,953,877
                                     ------------        ------------
Long-Term Debt                       $     39,491        $     51,745
                                     ------------        ------------
Other Long-Term Liabilities          $  2,658,237        $  2,708,799
                                     ------------        ------------
Deferred Income Tax Liabilities      $  3,519,782        $  3,519,139
                                     ------------        ------------
Commitments and Contingencies        $        - -        $        - -
                                     ------------        ------------
Stockholders' Equity
  Common stock, par value $1.00 per
    share; authorized 30,000,000
    shares                           $ 16,348,702        $ 16,510,402
  Additional paid-in capital            8,627,217          10,182,295
  Retained earnings                    92,373,201          89,453,514
  Cumulative translation adjustments     (200,469)           (220,566)
  Unrecognized pension costs, net of
    deferred tax effect                  (162,680)           (162,680)
                                     ------------        ------------
          Total stockholders' equity $116,985,971        $115,762,965
                                     ------------        ------------
          Total liabilities and
            stockholders' equity     $150,285,456        $149,996,525
                                     ============        ============

The accompanying notes are an integral part of the consolidated financial statements.
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                 For The Three Months Ended March 31,
                                 -----------------------------------
                                      1996                  1995
                                  -----------           -----------
Net sales                         $56,156,946           $55,052,191
Cost of products sold              43,907,385            42,792,024
                                  -----------           -----------
  Gross profit                    $12,249,561           $12,260,167
                                  -----------           -----------

Operating expenses
  Selling and warehousing         $ 2,984,608           $ 2,963,646
  General and administrative        2,198,024             2,252,468
  Relocation charge                       - -               287,534
                                  -----------           -----------
                                  $ 5,182,632           $ 5,503,648
                                  -----------           -----------

  Income from operations          $ 7,066,929           $ 6,756,519
                                  -----------           -----------

Other income (expense)
  Interest income                 $   154,643           $   281,997
  Interest expense                    (40,384)              (36,073)
  Other, net                         (106,628)             (114,869)
                                  -----------           -----------
                                  $     7,631           $   131,055
                                  -----------           -----------

  Income before income taxes      $ 7,074,560           $ 6,887,574

Income taxes                        2,840,359             2,803,690
                                  -----------           -----------
  Net income                      $ 4,234,201           $ 4,083,884
                                  ===========           ===========


Net income per common share       $       .26           $       .25
                                  ===========           ===========

Dividends per common share        $      0.08           $      0.08
                                  ===========           ===========

Average common shares outstanding  16,457,252            16,487,807
                                  ===========           ===========








The accompanying notes are an integral part of the consolidated financial statements.

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                        For the Three Months Ended March 31,
                                        ------------------------------------
                                                1996             1995
Cash Flows From Operating Activities        ------------     ------------
  Net income                                $  4,234,201     $  4,083,884
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization              1,850,989        1,721,985
    Provision for doubtful accounts              106,077          156,201
    Interest accrual on zero coupon
      notes receivable                            (3,413)         (91,653)
    Interest accrual on zero coupon
      notes payable                               36,813           36,706
    Foreign currency exchange rate gains         (34,642)         (10,509)
    Unremitted loss from joint venture           105,415              - -
    Change in operating assets and
     liabilities:
      Receivables                             (7,407,378)      (1,724,933)
      Inventories                               (123,634)      (6,433,844)
      Other current assets                     1,822,102          450,455
      Accounts payable                          (840,239)       2,324,031
      Accrued expenses                           (69,097)         256,082
                                            ------------     ------------
  Net cash provided by (used in)
   operating activities                     $   (322,806)    $    768,405
                                            ------------     ------------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment $ (2,086,588)    $ (2,753,143)
  Decrease in deposits                            (2,000)         192,951
  Loan to joint venture                         (245,000)             - -
  Other, net                                       7,831          (73,160)
                                            ------------     ------------
  Net cash (used in) investing
   activities                               $ (2,325,757)    $ (2,633,352)
                                            ------------     ------------
Cash Flows From Financing Activities
  Repayment of long-term debt                    (11,633)         (12,804)
  Purchase of common stock                    (1,716,778)            (190)
  Sale of common stock                               - -          171,813
  Cash dividends paid                         (1,314,514)      (1,153,912)
                                            ------------     ------------
  Net cash (used in)
   financing activities                     $ (3,042,925)    $   (995,093)
                                            ------------     ------------
Decrease in cash and cash equivalents       $ (5,691,488)    $ (2,860,040)

Cash and cash equivalents at:
  beginning of period                         10,400,583        9,701,801
                                            ------------     ------------
  end of period                             $  4,709,095     $  6,841,761
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

Investments in affiliates in which the Corporation has a 20% to 50% interest are carried at cost adjusted for the Corporation's proportionate share of the affiliate's undistributed earnings or loss.

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. Such adjustments consist only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These statements should be read in conjunction with the financial statements, notes and other disclosures thereto included in the Corporation's 1995 Annual Report to Stockholders and Form 10-K.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

Note B.   Receivables

Receivables are presented net of an allowance for doubtful accounts of $1,279,131 at March 31, 1996 and $898,648 at December 31, 1995.
Receivable balances for automotive related business were $12,356,596 at March 31, 1996 and $13,825,514 at December 31, 1995.

Note C.   Inventories

At March 31, 1996 and December 31, 1995 inventories were composed of the following:

                                        March 31,        December 31,
                                          1996               1995
                                      ------------       ------------
            Finished goods            $ 11,930,181       $ 11,801,242
            Work in process             10,777,562         10,754,865
            Raw materials               16,261,836         16,373,017
            Supplies                     3,350,358          3,267,179
                                      ------------       ------------
                                      $ 42,319,937       $ 42,196,303
                                      ============       ============





Slow-moving inventories at March 31, 1996 amounted to $1,803,163 less a reserve of $113,959. At December 31, 1995 slow-moving inventories amounted to $1,268,587 less a reserve of $98,959. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.

Note D.   Property, Plant and Equipment

At March 31, 1996 and December 31, 1995 property, plant and equipment were composed of the following:

                                       March 31,         December 31,
                                          1996               1995
                                      ------------       ------------
            Land                      $  1,262,963       $  1,262,754
            Buildings                   27,233,004         26,898,482
            Machinery and equipment     69,354,983         67,730,663
            Transportation equipment     3,626,921          3,626,921
                                      ------------       ------------
                                      $101,477,871       $ 99,518,820
            Less accumulated
              depreciation              53,175,891         51,491,491
                                      ------------       ------------
                                      $ 48,301,980       $ 48,027,329
                                      ============       ============

Note E.   Accrued Expenses

At March 31, 1996 and December 31, 1995 accrued expenses were comprised of the following:

                                        March 31,        December 31,
                                          1996               1995
                                      ------------       ------------
            Accrued compensation      $  2,091,864       $  2,633,871
            Employee benefits            1,383,076          1,447,905
            Dividends payable            1,313,086          1,319,419
            Contingency reserve for
             discontinued operations     2,339,845          2,417,252
            Other accrued expenses       3,377,349          2,755,870
                                      ------------       ------------
                                      $ 10,505,220       $ 10,574,317
                                      ============       ============

Note F.   Debt

Long-Term Debt

                                              March 31,  December 31,
                                                1996         1995
                                             ----------   ----------
   Unsecured non-interest bearing
    promissory note payable to Melnor
    Industries, Inc. discounted at 9.0% due
    on November 24, 1996.  The principal
    amount of the note is $1,463,037.        $1,371,287   $1,340,738




                                              March 31,  December 31,
                                                1996         1995
                                             ----------   ----------
   Non-interest bearing obligation payable
    to Melnor Industries, Inc., discounted
    at 9.0%.  Payment is contingent upon
    Melnor Industries, Inc. satisfying its
    obligation under the New Jersey
    Environmental Cleanup Responsibility
    Act and the release by the State of the
    escrow fund of $300,000 established to
    fund environmental cleanup activities.   $  282,595   $  276,331

   Notes payable from Melnor Inc. to
    equipment finance companies due in
    monthly payments totaling $223
    including interest at rates from 4.9%
    to 5.1%.  The notes are secured by
    equipment with a book value of $8,640         5,086        5,687

   Capital lease obligations                     83,405       94,437
                                             ----------   ----------
                                             $1,742,373   $1,717,193
   Less current maturities                    1,702,882    1,665,448
                                             ----------   ----------
                                             $   39,491   $   51,745
                                             ==========   ==========

Note G.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                                 For the Three Months Ended March 31,
                                 ------------------------------------
                                            1996         1995
                                         ----------   ----------
  Cash payments for interest,
    net of interest capitalized          $    3,240   $      182
                                         ==========   ==========

  Cash payment for income taxes          $  427,612   $  489,015
                                         ==========   ==========


















ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (First Quarter, 1996 versus First Quarter, 1995)

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales for the first quarter of 1996 were $56.2 million which represents an increase of $1.1 million (2.0%) over sales of $55.1 million for the first quarter of 1995. Consolidated net income was $4.2 million for the first quarter of 1996 and $4.1 million for the first quarter of 1995, an increase of $150 thousand (3.7%).

Income tax expense was $2.8 million for the first quarter of both 1996 and 1995. Income before income taxes was marginally higher for the first quarter of 1996. However, the Corporation's effective tax rate for the quarter was lower than the first quarter of 1995 ( 40.2% versus 40.7%) and effectively negated most of the increased income tax from the higher income before income taxes.

Net other income decreased by approximately $125 thousand compared to the first quarter of 1995. The primary cause for the reduction was the decline in interest income. This decline resulted from reductions in discretionary cash funds available for short-term investment.


Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $42.8 million for the first quarter of 1996 and $41.6 million for the first quarter of 1995.
The 1996 sales represent an increase of $1.2 million (2.9%). The sales increase recorded during the first quarter was a result of increased sales of automotive related products. Sales of industrial products declined during the quarter primarily due to economic weakness in the markets serviced by this business segment.

The gross margin for this segment showed an improvement over the first quarter of 1995 (21.9% versus 20.6%). The improvement was primarily a result of volume sales increases for automotive related products.

Selling expenses for the first quarter of 1996 were $1.3 million, representing 3.1% of net sales. Selling expenses for the first quarter of 1995 were also $1.3 million, representing 3.2% of net sales for the segment. General and administrative expenses for the first quarter of 1996 were $1.7 million as compared to $1.7 million for the first quarter of 1995. As a percent of net sales for this segment, these expenses were 3.9% for 1996 and 4.0% for 1995.











Consumer Products Segment Operating Results

Net sales were $13.3 million for the Consumer Products segment for the first quarter of 1996. Net sales for the first quarter of 1995 were $13.4 million. The net sales for 1996 represents a decrease of .7%. Delays in the receipt of new materials and components from overseas suppliers prevented the timely introduction of new products and depressed sales of existing products due to difficulties in meeting time-sensitive product shipping schedules required by customers.

This segment experienced a marked decline in its gross margin for the first quarter of 1996 (21.7%) as compared to the first quarter of 1995 (27.4%). The decline resulted from excessive product rework costs, raw material price increases, air freight costs for shipment of components from overseas suppliers and product sales reductions resulting primarily from the lack of sufficient inventories to meet required shipping schedules.

Selling expenses for this segment were $1.7 million for the first quarter of 1996 as compared to $1.6 million for the first quarter of 1995. General and administrative expenses for the segment were $519 thousand and $572 thousand for the first quarter of 1996 and 1995, respectively.



Liquidity and Capital Resources

Cash flows for the quarter ended March 31, 1996 resulted in a net decrease in cash and cash equivalents of $5.7 million. The primary reasons for the decrease for this period are increases in receivables
and the repurchase of corporate stock.   Such a reduction is not
unusual for the first quarter of each year due to seasonal account receivable and inventory requirements of the Consumer Products segment of the Corporation. The reduction can be expected to reverse itself by the third quarter as accounts receivable are collected and inventory requirements are reduced.

Net cash used in operating activities was $323 thousand for the first quarter of 1996. For the first quarter of 1995 net cash provided by operating activities was $768 thousand.

Capital outlay was $2.1 million for the first quarter of 1996.
Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1996 is expected to be between $8 and $10 million.

Total corporate debt was $1.7 million at both March 31, 1996 and 1995. Substantially all of the debt will be retired before the end of 1996. The Corporation still has in place a $35 million line of credit to provide capital to finance capital outlay and/or acquisitions.

Management believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1996.




                     PART II.   OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of O'Sullivan Corporation was held on April 30, 1996, for the purpose of electing a board of directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.



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








                99.2  The O'ullivan Corporation 1995 Outside
                      Directors Stock Option Plan filed as exhibit
                      99.2 to the Corporation's Form S-8 registration statement (Registration Number 033-58895) filed with the Commission on April 28, 1995 and incorporated herein by reference.

                99.3 1985 Incentive Stock Option Plan, Amended and Restated as of July 27, 1993. (Incorporated by reference to the Annual Report on Form 10-K for the Year Ended December 31, 1993.)

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.


















































                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               O'SULLIVAN CORPORATION



                                /s/ James T. Holland
                               -------------------------------------
                               James T. Holland
                               President and Chief Operating Officer


                               /s/ C. Bryant Nickerson
                               -------------------------------------
                               C. Bryant Nickerson
                               Secretary, Treasurer and
                               Chief Financial Officer


May 14, 1996