Form 10-Q
period 1996-06-30
OSULLIVAN CORP
filed 1996-08-12
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1996
                                    OR


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

                            Yes  [X]    No  [ ]

As of July 31, 1996 there were 16,033,722 shares of Common Stock,
Par Value $1, outstanding.


                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                            June 30,          December 31,
                                              1996                1995
                    ASSETS                ------------        ------------
Current Assets
  Cash and cash equivalents               $  5,994,130        $ 10,400,583
  Receivables                               41,726,550          30,458,872
  Inventories                               38,644,590          42,196,303
  Deferred income tax assets                 2,262,636           2,262,636
  Other current assets                       2,152,630           3,562,325
                                          ------------        ------------
          Total current assets            $ 90,780,536        $ 88,880,719
                                          ------------        ------------
Property, Plant and Equipment             $ 47,416,036        $ 48,027,329
                                          ------------        ------------
Intangibles                               $    430,062        $    497,251
                                          ------------        ------------
Other Assets                              $ 12,636,269        $ 12,591,226
                                          ------------        ------------
          Total assets                    $151,262,903        $149,996,525
                                          ============        ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt       $  1,739,931        $  1,665,448
  Accounts payable                          16,996,875          15,714,112
  Accrued expenses                           8,670,485          10,574,317
                                          ------------        ------------
          Total current liabilities       $ 27,407,291        $ 27,953,877
                                          ------------        ------------
Long-Term Debt                            $     28,158        $     51,745
                                          ------------        ------------
Other Long-Term Liabilities               $  2,583,255        $  2,708,799
                                          ------------        ------------
Deferred Income Tax Liabilities           $  3,519,231        $  3,519,139
                                          ------------        ------------
Commitments and Contingencies             $        - -        $        - -
                                          ------------        ------------
Stockholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares          $ 16,160,622        $ 16,510,402
  Additional paid-in capital                 6,633,310          10,182,295
  Retained earnings                         95,311,557          89,453,514
  Cumulative translation adjustments          (217,841)           (220,566)
  Unrecognized pension costs, net of
    deferred tax effect                       (162,680)           (162,680)
                                          ------------        ------------
          Total stockholders' equity      $117,724,968        $115,762,965
                                          ------------        ------------
          Total liabilities and
            stockholders' equity          $151,262,903        $149,996,525
                                          ============        ============

The accompanying notes are an integral part of the consolidated financial statements.
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                        For The Three Months Ended June 30,
                                        -----------------------------------
                                              1996                1995
                                          ------------        ------------
Net sales                                 $ 63,409,554        $ 57,070,658
Cost of products sold                       51,560,866          45,790,346
                                          ------------        ------------
  Gross profit                            $ 11,848,688        $ 11,280,312
                                          ------------        ------------

Operating expenses
  Selling and warehousing                 $  3,252,269        $  2,824,160
  General and administrative                 1,927,480           1,797,530
  Relocation charge                                - -             419,333
                                          ------------        ------------
                                          $  5,179,749        $  5,041,023
                                          ------------        ------------

  Income from operations                  $  6,668,939        $  6,239,289
                                          ------------        ------------

Other income (expense)
  Interest income                         $     92,047        $    203,326
  Interest expense                             (35,358)            (41,570)
  Other, net                                   282,478              29,821
                                          ------------        ------------
                                          $    339,167        $    191,577
                                          ------------        ------------

  Income before income taxes              $  7,008,106        $  6,430,866

Income taxes                                 2,777,501           2,467,385
                                          ------------        ------------
    Net income                            $  4,230,605        $  3,963,481
                                          ============        ============


Net income per common share               $        .26        $        .24
                                          ============        ============

Dividends per common share                $        .08        $        .08
                                          ============        ============

Average shares outstanding                  16,252,022          16,506,684
                                          ============        ============








The accompanying notes are an integral part of the consolidated financial statements.

                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                          For The Six Months Ended June 30,
                                          --------------------------------
                                              1996                1995
                                          ------------        ------------
Net sales                                 $119,566,500        $112,122,849
Cost of products sold                       95,468,251          88,650,934
                                          ------------        ------------
  Gross profit                            $ 24,098,249        $ 23,471,915
                                          ------------        ------------

Operating expenses
  Selling and warehousing                 $  6,236,877        $  5,736,738
  General and administrative                 4,125,504           4,032,502
  Relocation charge                                - -             706,867
                                          ------------        ------------
                                          $ 10,362,381        $ 10,476,107
                                          ------------        ------------

  Income from operations                  $ 13,735,868        $ 12,995,808
                                          ------------        ------------

Other income (expense)
  Interest income                         $    246,690        $    485,323
  Interest expense                             (75,742)            (77,643)
  Other, net                                   175,850             (85,048)
                                          ------------        ------------
                                          $    346,798        $    322,632
                                          ------------        ------------

  Income before income taxes              $ 14,082,666        $ 13,318,440

Income taxes                                 5,617,860           5,271,075
                                          ------------        ------------
    Net income                            $  8,464,806        $  8,047,365
                                          ============        ============


Net income per common share               $        .52        $        .49
                                          ============        ============

Dividends per common share                $        .16        $        .16
                                          ============        ============

Average shares outstanding                  16,354,637          16,497,245
                                          ============        ============








The accompanying notes are an integral part of the consolidated financial statements.

                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                                1996             1995
Cash Flows From Operating Activities        ------------     ------------
  Net income                                $  8,464,806     $  8,047,365
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization              3,717,316        3,523,653
    Provision for doubtful accounts              235,065          310,207
    Gain on disposal of assets                  (598,801)             - -
    Interest accrual on zero coupon
      notes receivable                            (6,825)        (189,125)
    Interest accrual on zero coupon
      notes payable                               74,460           74,244
    Foreign currency exchange rate gains         (31,429)         (40,510)
    Unremitted loss from joint venture           173,481              - -
    Change in operating assets and
     liabilities:
      Receivables                            (11,502,743)       1,856,354
      Inventories                              3,551,713       (6,155,893)
      Other current assets                     1,409,695          736,404
      Accounts payable                         1,282,763       (1,068,078)
      Accrued expenses                        (1,903,832)      (1,328,630)
                                            ------------     ------------
  Net cash provided by
   operating activities                     $  4,865,669     $  5,765,991
                                            ------------     ------------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment $ (3,470,066)    $ (4,937,825)
  Proceeds from disposal of fixed assets       1,110,788              - -
  Decrease in deposits                               - -          446,271
  Loan to joint venture                         (245,000)             - -
  Other, net                                    (138,753)        (300,676)
                                            ------------     ------------
  Net cash used in investing activities     $ (2,743,031)    $ (4,792,230)
                                            ------------     ------------
Cash Flows From Financing Activities
  Repayment of long-term debt               $    (23,564)    $    (31,145)
  Purchase of common stock                    (3,898,764)            (903)
  Issuance of common stock                           - -          246,985
  Cash dividends paid                         (2,606,763)      (2,309,080)
                                            ------------     ------------
  Net cash used in financing activities     $ (6,529,091)    $ (2,094,143)
                                            ------------     ------------
Decrease in cash and cash equivalents       $ (4,406,453)    $ (1,120,382)

Cash and cash equivalents at:
  beginning of period                         10,400,583        9,701,801
                                            ------------     ------------
  end of period                             $  5,994,130     $  8,581,419
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

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the three and six months ended June 30, 1996 and 1995. Such adjustments consist only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These statements should be read in conjunction with the financial statements, notes and other disclosures thereto included in the Corporation's 1995 Annual Report to Stockholders and Form 10-K.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

Note B.   Receivables

Receivables are presented net of an allowance for doubtful accounts of $1,145,858 at June 30, 1996 and $898,648 at December 31, 1995.
Receivable balances for automotive related business were $14,061,999 at June 30, 1996 and $13,825,514 at December 31, 1995.

Note C.   Inventories

At June 30, 1996 and December 31, 1995, inventories were composed of the following:

                                        June 30,         December 31,
                                          1996               1995
                                      ------------       ------------
            Finished goods            $ 10,644,523       $ 11,801,242
            Work in process              9,357,988         10,754,865
            Raw materials               15,366,177         16,373,017
            Supplies                     3,275,902          3,267,179
                                      ------------       ------------
                                      $ 38,644,590       $ 42,196,303
                                      ============       ============






Slow-moving inventories at June 30, 1996 amounted to $1,736,080 less a reserve of $508,171. At December 31, 1995 slow-moving inventories amounted to $1,268,587 less a reserve of $98,959. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.

Note D.   Property, Plant and Equipment

At June 30, 1996 and December 31, 1995, property, plant and equipment were composed of the following:

                                        June 30,         December 31,
                                          1996               1995
                                      ------------       ------------
            Land                      $  1,170,223       $  1,262,754
            Buildings                   26,780,351         26,898,482
            Machinery and equipment     70,199,048         67,730,663
            Transportation equipment     3,622,945          3,626,921
                                      ------------       ------------
                                      $101,772,567       $ 99,518,820
            Less accumulated
              depreciation              54,356,531         51,491,491
                                      ------------       ------------
                                      $ 47,416,036       $ 48,027,329
                                      ============       ============

Note E.   Accrued Expenses

At June 30, 1996 and December 31, 1995, accrued expenses were comprised of the following:

                                        June 30,         December 31,
                                          1996               1995
                                      ------------       ------------
            Accrued compensation      $  2,082,615       $  2,633,871
            Employee benefits            1,251,533          1,447,905
            Dividends payable            1,284,832          1,319,419
            Contingency reserve for
             discontinued operations     2,331,646          2,417,252
            Other accrued expenses       1,719,859          2,755,870
                                      ------------       ------------
                                      $  8,670,485       $ 10,574,317
                                      ============       ============

















Note F.   Debt

Long-Term Debt

                                               June 30,       December 31,
                                                 1996             1995
                                             -----------      -----------
Unsecured non-interest bearing
promissory note payable to Melnor
Industries, Inc. discounted at 9.00%
due on November 24, 1996.  The
principal amount of the note is
$1,463,037.                                  $ 1,402,529      $ 1,340,738

Non-interest bearing obligation payable
to Melnor Industries, Inc., discounted
at 9.00%.  Payment is contingent upon
Melnor Industries, Inc. satisfying its
obligation under the New Jersey
Environmental Cleanup Responsibility
Act and the release by the State of the
escrow fund of $300,000 established to
fund environmental cleanup activities.           289,000          276,331

Notes payable from Melnor Inc. to
equipment finance companies due in
monthly payments totaling $223
including interest at rates from 4.9%
to 5.1%.  The notes are secured by
equipment with a book value of $7,680.             4,478            5,687

Capital lease obligations                         72,082           94,437
                                             -----------      -----------
                                             $ 1,768,089      $ 1,717,193
    Less current maturities                    1,739,931        1,665,448
                                             -----------      -----------
                                             $    28,158      $    51,745
                                             ===========      ===========

Note G.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                             1996              1995
                                         ------------      ------------
  Cash payments for interest
    net of interest capitalized          $        - -      $        185
                                         ============      ============

  Cash payment for income taxes          $  4,748,203      $  4,462,617
                                         ============      ============







ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Second Quarter, 1996 Versus Second Quarter, 1995)
- ------------------------------------------------------------------------

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales for the second quarter of 1996 were $63.4 million which represents an increase of $6.3 million (11.1%) over sales of $57.1 million for the second quarter of 1995. Consolidated net income was $4.2 million for the second quarter of 1996 and $4.0 million for the second quarter of 1995, an increase of $267 thousand (6.7%).

Income tax expense was $2.8 million for the second quarter of 1996 and $2.5 million for the second quarter of 1995. The increase in income tax expense resulted from an increase in the Corporation's effective tax rate as compared to the second quarter of 1995 along with the increase in income before income taxes.

Net other income increased by approximately $150 thousand compared to the second quarter of 1995. Pre-tax gains from the sale of assets were approximately $600 thousand for the quarter and offset the reduced amount of interest income earned. The decline in interest income resulted from reductions in discretionary cash funds available for short-term investment.


Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $47.8 million for the second quarter of 1996 and $44.0 million for the second quarter of 1995. The 1996 sales represent an increase of $3.8 million (8.7%). The sales increase recorded during the second quarter was primarily due to increased sales of automotive related products. Although sales of industrial products exceeded sales recorded during the first quarter of 1996, continued economic weakness in this market produced sales below that of the second quarter of 1995.

The gross margin for this segment showed a decline when compared to the second quarter of 1995 (17.5% versus 21.0%). The decline was primarily the result of increased raw material costs and competitive pressures that prevented these costs from being passed on to both automotive and industrial customers.

Selling expenses for the second quarter of 1996 were $1.3 million, representing 2.7% of net sales. Selling expenses for the second quarter of 1995 were also $1.3 million, representing 2.9% of net sales for the segment. General and administrative expenses for the second quarter of 1996 were $1.4 million as compared to $1.3 million for the second quarter of 1995. As a percent of net sales for this segment, these expenses were 2.9% for both 1996 and 1995.






Consumer Products Segment Operating Results

Net sales were $15.5 million for the Consumer Products segment for the second quarter of 1996. Net sales for the second quarter of 1995 were $13.0 million. The net sales for 1996 represents an increase of $2.5 million (19.4%). Sales increased due to the recovery of sales lost in the first quarter due to better availability of product. Delays in the receipt of new materials and components from overseas suppliers prevented the timely introduction of new products and depressed sales of existing products during the first quarter of 1996.

This segment experienced an improvement in its gross margin for the second quarter of 1996 (22.2%) as compared to the second quarter of 1995 (15.6%). The improvement resulted from the increased sales volume generated by the recovery of previously lost sales in the first quarter of 1996. However, gross profits were not up to management's expectations due to higher than normal transportation costs.

Selling expenses for this segment were $2.0 million for the second quarter of 1996 as compared to $1.5 million for the second quarter of 1995. Selling expenses represented 12.7% and 11.7% of each sales dollar respectively for the quarters ended June 30, 1996 and 1995.
The increase in selling expenses resulted from increased rebates and sales allowances to recover those sales not shipped during the first quarter of 1996. General and administrative expenses for the segment were $532 thousand and $502 thousand for the second quarter of 1996 and 1995, respectively.


Results of Operations (Six Months Ended June 30, 1996 Versus Six
- ----------------------------------------------------------------
                 Months Ended June 30, 1995)
                 ---------------------------

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales for the six months ended June 30, 1996 were $119.6 million compared to $112.1 million for the six months of 1995, an increase of $7.5 million (6.6%). Consolidated net income was $8.5 million for the first six months of 1996 and $8.1 million for the first six months of 1995, an increase of 5.2%.

Income tax expense was $5.5 million for the six months ended June 30, 1996 and $5.3 million for the six months ended June 30, 1995. The increase in income tax expense primarily resulted from the increase in the Corporation's income before income taxes as the effective tax rate was substantially the same for both periods.

Net other income for the first six months of 1996 included approximately $600 thousand in pre-tax gains from the sale of assets. This income offset reductions in interest income when compared to the same period for 1995.


Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $90.7 million for the first six months of 1996 and $85.7 million for the first six months of 1995. The 1996 sales represent an increase of $5.0 million (5.9%).

The sales increase recorded during the six months ended June 30, 1996 can be attributed primarily to increases in sales of automotive-related products. The overall weakening in the market demand for industrial products resulted in sales through June 30, 1996 being marginally below sales for the first six months of 1995.

The gross margin for this segment showed a decline when compared to the first six months of 1995 (19.6% versus 20.8%). As described in the analysis of operations for the second quarter, gross margins declined due to increased raw material costs which could not be passed through to customers because of competitive pressures.

Selling expenses year to date through June 30, 1996 were $2.6 million, representing 2.9% of net sales. Selling expenses for the first six months of 1995 were also $2.6 million, representing 3.1% of net sales for the segment. General and administrative expenses through June 30, 1996 were $3.1 million as compared to $3.0 million through June 30, 1995. As a percent of net sales for this segment, these expenses were 3.4% for 1996 and 3.5% for 1995.


Consumer Products Segment Operating Results

Net sales were $28.9 million for the Consumer Products segment for the first six months of 1996. Net sales for the first six months of 1995 were $26.5 million. The net sales for 1996 represents an increase of $2.4 million (9.2%). Factors contributing to the sales increases were weather conditions more conducive to sales of the product lines, introduction of a new product line and product shipments during the second quarter of 1996 which recovered sales lost during the first quarter of 1996.

This segment experienced an improvement in its gross margin for the six months ended June 30, 1996 (22.0%) as compared to the six months ended June 30, 1995 (21.3%). The improvement resulted primarily from the increase in sales volumes, particularly from the introduction of a new product line during the period.

Selling expenses for this segment were $3.6 million year to date through June 30, 1996 as compared to $3.1 million through June 30, 1995. The increased selling costs can be attributed to increased rebates and sales allowances granted to recover sales lost during the first quarter of 1996. General and administrative expenses for the segment were $1.1 million for boh 1996 and 1995.

Liquidity and Capital Resources

Cash flows for the six months ended June 30, 1996 resulted in a net decrease in cash and cash equivalents of $4.4 million. The primary reasons for the decrease for this period are increases in receivables and the repurchase of corporate stock. The increase in receivables is substantially a result of the normal credit terms offered by the Consumer Products segment of the Corporation. During the third quarter of the year the receivables of this segment can expect to be collected.





Net cash provided by operating activities was $4.9 million for the six months ended June 30, 1996. For the six months ended June 30, 1995 net cash provided by operating activities was $5.8 million.

Capital outlay was $3.5 million for the first six months of 1996. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1996 is expected to be between $7 and $9 million.

Total corporate debt was $1.8 million at June 30, 1996 and 1995.
Substantially all of the debt will be retired before the end of 1996. The Corporation still has in place a $35 million line of credit to provide capital to finance capital outlay and/or acquisitions.

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

                27    Article 5 of Regulation S-X, Financial Data
                      Schedule for Form 10-Q.

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

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.





                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               O'SULLIVAN CORPORATION



                                /s/ James T. Holland
                               -------------------------------------
                               James T. Holland
                               President and Chief Executive Officer


                               /s/ C. Bryant Nickerson
                               -------------------------------------
                               C. Bryant Nickerson
                               Secretary, Treasurer and
                               Chief Financial Officer

August 12, 1996