Form 10-Q
period 1996-09-30
OSULLIVAN CORP
filed 1996-11-12
CIK 75072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30,1996
                                    OR


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

                            Yes  [X]    No  [ ]

As of October 31, 1996 there were 15,970,722 shares of Common
Stock, Par Value $1, outstanding.

                     PART I. FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS
                O'SULLIVAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                     September 30,       December 31,
                                         1996                1995
                    ASSETS           ------------        ------------
Current Assets
  Cash and cash equivalents          $  8,767,635        $ 10,400,583
  Receivables                          30,882,102          30,458,872
  Inventories                          39,790,712          42,196,303
  Deferred income tax assets            2,263,371           2,262,636
  Other current assets                  3,714,024           3,562,325
                                     ------------        ------------
          Total current assets       $ 85,417,844        $ 88,880,719
                                     ------------        ------------
Property, Plant and Equipment        $ 47,440,266        $ 48,027,329
                                     ------------        ------------
Intangibles                          $    396,792        $    497,251
                                     ------------        ------------
Other Assets                         $ 13,107,607        $ 12,591,226
                                     ------------        ------------
          Total assets               $146,362,509        $149,996,525
                                     ============        ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt  $  1,772,258        $  1,665,448
  Accounts payable                     14,156,560          15,714,112
  Accrued expenses                      8,576,517          10,574,317
                                     ------------        ------------
          Total current liabilities  $ 24,505,335        $ 27,953,877
                                     ------------        ------------
Long-Term Debt                       $     22,087        $     51,745
                                     ------------        ------------
Other Long-Term Liabilities          $  2,358,516        $  2,708,799
                                     ------------        ------------
Deferred Income Tax Liabilities      $  3,520,173        $  3,519,139
                                     ------------        ------------
Commitments and Contingencies        $        - -        $        - -
                                     ------------        ------------
Stockholders' Equity
  Common stock, par value $1.00 per
    share; authorized 30,000,000
    shares                           $ 15,970,722        $ 16,510,402
  Additional paid-in capital            4,778,969          10,182,295
  Retained earnings                    95,580,628          89,453,514
  Cumulative translation adjustments     (211,241)           (220,566)
  Unrecognized pension costs, net of
    deferred tax effect                  (162,680)           (162,680)
                                     ------------        ------------
          Total stockholders' equity $115,956,398        $115,762,965
                                     ------------        ------------
          Total liabilities and
            stockholders' equity     $146,362,509        $149,996,525
                                     ============        ============

The accompanying notes are an integral part of the consolidated financial statements.
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)

                                      For The Three Months Ended
                                            September 30,
                                 ----------------------------------
                                      1996                  1995
                                 ------------          ------------
Net sales                        $ 47,552,955          $ 48,551,668
Cost of products sold              40,772,307            39,815,021
                                 ------------          ------------
  Gross profit                   $  6,780,648          $  8,736,647
                                 ------------          ------------

Operating expenses
  Selling and warehousing        $  2,425,740          $  2,170,955
  General and administrative        1,851,359             2,046,363
  Relocation charge                       - -                 9,783
                                 ------------          ------------
                                 $  4,277,099          $  4,227,101
                                 ------------          ------------

  Income from operations         $  2,503,549          $  4,509,546
                                 ------------          ------------

Other income (expense)
  Interest income                $    139,657          $    179,097
  Interest expense                    (19,812)              (40,089)
  Other, net                           27,965                73,574
                                 ------------          ------------
                                 $    147,810          $    212,582
                                 ------------          ------------

  Income before income taxes     $  2,651,359          $  4,722,128

Income taxes                        1,104,660             1,937,386
                                 ------------          ------------
    Net income                   $  1,546,699          $  2,784,742
                                 ============          ============


Net income per common share      $        .10          $        .17
                                 ============          ============

Dividends per common share       $        .08          $        .08
                                 ============          ============

Average shares outstanding         16,023,372            16,510,549
                                 ============          ============







The accompanying notes are an integral part of the consolidated financial statements.

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)

                                      For The Nine Months Ended
                                            September 30,
                                 ----------------------------------
                                     1996                  1995
                                 ------------          ------------
Net sales                        $167,119,455          $160,674,517
Cost of products sold             136,240,558           128,465,955
                                 ------------          ------------
  Gross profit                   $ 30,878,897          $ 32,208,562
                                 ------------          ------------

Operating expenses
  Selling and warehousing        $  8,662,617          $  7,907,693
  General and administrative        5,976,863             6,078,865
  Relocation charge                       - -               716,650
                                 ------------          ------------
                                 $ 14,639,480          $ 14,703,208
                                 ------------          ------------

  Income from operations         $ 16,239,417          $ 17,505,354
                                 ------------          ------------

Other income (expense)
  Interest income                $    386,347          $    664,420
  Interest expense                    (95,554)             (117,732)
  Other, net                          203,815               (11,474)
                                 ------------          ------------
                                 $    494,608          $    535,214
                                 ------------          ------------

  Income before income taxes     $ 16,734,025          $ 18,040,568

Income taxes                        6,722,520             7,208,461
                                 ------------          ------------
    Net income                   $ 10,011,505          $ 10,832,107
                                 ============          ============


Net income per common share      $        .62          $        .66
                                 ============          ============

Dividends per common share       $        .24          $        .23
                                 ============          ============

Average shares outstanding         16,244,215            16,501,680
                                 ============          ============







The accompanying notes are an integral part of the consolidated financial statements.

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                              For the Nine Months Ended
                                                    September 30,
                                            -----------------------------
                                                1996             1995
Cash Flows From Operating Activities        ------------     ------------
  Net income                                $ 10,011,505     $ 10,832,107
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization              5,624,780        5,253,559
    Provision for doubtful accounts              279,271          362,846
    Gain on disposal of assets                  (507,151)         (30,091)
    Interest accrual on zero coupon
      notes receivable                           (10,275)        (192,575)
    Interest accrual on zero coupon
      notes payable                              112,960          112,632
    Foreign currency exchange rate gains         (25,421)        (117,351)
    Unremitted loss from joint venture            70,441              - -
    Change in operating assets and liabilities:
      Receivables                               (702,501)       6,604,260
      Inventories                              2,405,591       (9,481,814)
      Other current assets                      (151,699)       1,125,322
      Accounts payable                        (1,557,552)         516,766
      Accrued expenses                        (1,997,800)      (1,635,411)
                                            ------------     ------------
  Net cash provided by
   operating activities                     $ 13,552,149     $ 13,350,250
                                            ------------     ------------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment $ (5,465,838)    $ (7,878,539)
  Proceeds from disposal of fixed assets       1,038,722          129,627
  Decrease in deposits                               - -          353,245
  Loan to joint venture                         (441,000)             - -
  Other, net                                    (454,736)        (336,843)
                                            ------------     ------------
  Net cash used in investing activities     $ (5,322,852)    $ (7,732,510)
                                            ------------     ------------
Cash Flows From Financing Activities
  Repayment of long-term debt               $    (35,808)    $    (21,449)
  Purchase of common stock                    (5,942,046)          (1,348)
  Issuance of common stock                           - -          246,985
  Cash dividends paid                         (3,884,391)      (3,629,899)
                                            ------------     ------------
  Net cash used in financing activities     $ (9,862,245)    $ (3,405,711)
                                            ------------     ------------
Increase (decrease) in cash and
  cash equivalents                          $ (1,632,948)    $  2,212,029

Cash and cash equivalents at:
  beginning of period                         10,400,583        9,701,801
                                            ------------     ------------
  end of period                             $  8,767,635     $ 11,913,830
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

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments necessary to fairly present the Corporation's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the three and nine months ended
September 30, 1996 and 1995. Such adjustments consist only of normal recurring items.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These statements should be read in conjunction with the financial statements, notes and other disclosures thereto included in the Corporation's 1995 Annual Report to Stockholders and Form 10-K.

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Note B.   Receivables

Receivables are presented net of an allowance for doubtful accounts of $1,128,207 at September 30, 1996 and $898,648 at December 31, 1995.
Receivable balances for automotive related business were $13,775,200 at September 30, 1996 and $13,825,514 at December 31, 1995.

Note C.   Inventories

At September 30, 1996 and December 31, 1995, inventories were composed of the following:

                                      September 30,      December 31,
                                          1996               1995
                                      ------------       ------------
            Finished goods            $ 12,863,154       $ 11,801,242
            Work in process              9,749,013         10,754,865
            Raw materials               13,952,695         16,373,017
            Supplies                     3,225,850          3,267,179
                                      ------------       ------------
                                      $ 39,790,712       $ 42,196,303
                                      ============       ============




Slow-moving inventories at September 30, 1996 amounted to $1,529,881 less a reserve of $464,663. At December 31, 1995 slow-moving inventories amounted to $1,268,587 less a reserve of $98,959. Slow-moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.

Note D.   Property, Plant and Equipment

At September 30, 1996 and December 31, 1995, property, plant and equipment were composed of the following:

                                      September 30,      December 31,
                                          1996               1995
                                      ------------       ------------
            Land                      $  1,170,289       $  1,262,754
            Buildings                   27,359,695         26,898,482
            Machinery and equipment     71,000,872         67,730,663
            Transportation equipment     3,622,944          3,626,921
                                      ------------       ------------
                                      $103,153,800       $ 99,518,820
            Less accumulated
              depreciation              55,713,534         51,491,491
                                      ------------       ------------
                                      $ 47,440,266       $ 48,027,329
                                      ============       ============

Note E.   Accrued Expenses

At September 30, 1996 and December 31, 1995, accrued expenses were comprised of the following:

                                      September 30,      December 31,
                                          1996               1995
                                      ------------       ------------
            Accrued compensation      $  1,865,639       $  2,633,871
            Employee benefits            1,086,100          1,447,905
            Dividends payable            1,276,011          1,319,419
            Contingency reserve for
             discontinued operations     2,182,511          2,417,252
            Other accrued expenses       2,166,256          2,755,870
                                      ------------       ------------
                                      $  8,576,517       $ 10,574,317
                                      ============       ============

Note F.   Debt

Long-Term Debt

                                            September 30, December 31,
                                                1996         1995
                                             ----------   ----------
  Unsecured non-interest bearing
   promissory note payable to Melnor
   Industries, Inc. discounted at 9.00%
   due on November 24, 1996.  The
   principal amount of the note is
   $1,463,037.                               $1,434,477   $1,340,738



                                            September 30, December 31,
                                                1996         1995
                                             ----------   ----------
  Non-interest bearing obligation payable
   to Melnor Industries, Inc., discounted
   at 9.00%.  Payment is contingent upon
   Melnor Industries, Inc. satisfying its
   obligation under the New Jersey
   Environmental Cleanup Responsibility
   Act and the release by the State of the
   escrow fund of $300,000 established to
   fund environmental cleanup activities.       295,552      276,331

  Notes payable from Melnor Inc. to
   equipment finance companies due in
   monthly payments totaling $223
   including interest at rates from 4.9%
   to 5.1%.  The notes are secured by
   equipment with a book value of $6,720.         3,861        5,687

  Capital lease obligations                      60,455       94,437
                                             ----------   ----------
                                             $1,794,345   $1,717,193
    Less current maturities                   1,772,258    1,665,448
                                             ----------   ----------
                                             $   22,087   $   51,745
                                             ==========   ==========

Note G.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                              For the Nine Months Ended September 30,
                              --------------------------------------
                                            1996         1995
                                         ----------   ----------
  Cash payments for interest,
    net of interest capitalized          $    -- --   $    6,097
                                         ==========   ==========

  Cash payment for income taxes          $5,681,229   $6,236,454
                                         ==========   ==========


















ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Third Quarter, 1996 versus Third Quarter, 1995)
----------------------------------------------------------------------

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales for the third quarter of 1996 were $47.6 million which was a decrease of $1.0 million (2.1%) when compared to sales of $48.6 million for the third quarter of 1995. Consolidated net income was $1.6 million for the third quarter of 1996 and $2.8 million for the third quarter of 1995, a decrease of $1.2 million (44.5%).

Income tax expense was $1.1 million for the third quarter of 1996 and $1.9 million for the third quarter of 1995. The decrease in income tax expense resulted from the decrease in income before income taxes as the Corporation's effective tax rate was essentially the same for both periods.

Net other income decreased by approximately $65 thousand compared to the third quarter of 1995.


Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $41.6 million for the third quarter of 1996 and $42.0 million for the third quarter of 1995. The 1996 sales represent a decrease of $364 thousand. The sales decrease recorded during the third quarter was primarily the result of lower sales of automotive related products. While major automotive programs continue to show strong demand, overall changes in the product mix of products produced by the Corporation resulted in slightly lower sales volume. Industrial products continue to be very competitively priced due to the general weakness of demand in this market and sales for the quarter ended September 30, 1996 were relatively flat.

The gross margin for this segment showed a decline when compared to the third quarter of 1995 (16.1% versus 19.5%). The decline in gross operating margins were due to a combination of cost increases that were incurred as a result of a contamination of a key raw material supplied to the Corporation and the general competitive pressures associated with this business segment that prevent increased operating and material costs from being passed on to both automotive and industrial customers.

Selling expenses for the third quarter of 1996 were $1.2 million, representing 2.9% of net sales. Selling expenses for the third quarter of 1995 were $1.1 million, representing 2.7% of net sales for the segment. General and administrative expenses for the third quarter of 1996 were $1.4 million as compared to $1.5 million for the third quarter of 1995. As a percent of net sales for this segment, these expenses were 3.3% for 1996 and 3.5% for 1995.




Consumer Products Segment Operating Results

Net sales were $5.9 million for the Consumer Products segment for the third quarter of 1996. Net sales for the third quarter of 1995 were $6.6 million. The net sales for 1996 represents a decrease of $635 thousand (9.7%). Sales decreased during the quarter ended September 30, 1996 due to excessive returns, defective material allowances and a general slow-down in the industry as a result of unfavorable weather conditions.

This segment experienced a decline in its gross margin for the third quarter of 1996 (1.5%) as compared to the third quarter of 1995 (8.2%). The decline in gross operating margin was the result of extraordinary returns and allowances resulting in significantly lower net sales and excessive freight-out costs incurred by the Corporation to relocate finished goods from New Jersey to Virginia.

Selling expenses for this segment were $1.2 million for the third quarter of 1996 as compared to $1.1 million for the third quarter of 1995. Selling expenses represented 20.8% and 16.1% of each sales dollar respectively for the quarters ended September 30, 1996 and 1995. The increase in selling expenses resulted primarily from increased commission, rebate and co-op advertising rates implemented to stimulate sales. General and administrative expenses for the segment were $495 thousand and $581 thousand for the third quarter of 1996 and 1995, respectively.


Results of Operations (Nine Months Ended September 30, 1996 versus
------------------------------------------------------------------
             Nine Months Ended September 30, 1995)
             -------------------------------------

Consolidated Operating Results

O'Sullivan Corporation consolidated net sales for the nine months ended September 30, 1996 were $167.1 million compared to $160.7 million for the first nine months of 1995, an increase of $6.4 million (4.0%). Consolidated net income was $10.0 million for the first nine months of 1996 and $10.8 million for the first nine months of 1995, a decrease of 7.6%.

Income tax expense was $6.7 million for the nine months ended
September 30, 1996 and $7.2 million for the nine months ended
September 30, 1995. The decrease in income tax expense primarily resulted from the decrease in the Corporation's income before income taxes as the effective tax rate was substantially the same for both periods.

Net other income for the first nine months of 1996 included approximately $500 thousand in pre-tax gains from the sale of assets. This income offset reductions in interest income when compared to the same period for 1995.







Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $132.3 million for the first nine months of 1996 and $127.7 million for the first nine months of 1995. The 1996 sales represent an increase of $4.6 million (3.6%). The sales increase recorded during the nine months ended

September 30, 1996 can be attributed primarily to increases in sales of automotive-related products. The overall weakening in the market demand for industrial products resulted in sales through September 30, 1996 being relatively flat as compared to the first nine months of 1995.

The gross margin for this segment showed a decline when compared to the first nine months of 1995 (18.5% versus 20.4%). As described in the analysis of operations for the second and third quarters, gross margins declined due to a combination of increased raw material costs, contamination problems and competitive pressures which prevented the Corporation from passing costs on to the customer base.

Selling expenses year to date through September 30, 1996 were $3.8 million, representing 2.9% of net sales. Selling expenses for the first nine months of 1995 were also $3.8 million, representing 2.9% of net sales for the segment. General and administrative expenses for the nine months ended September 30,1996 and 1995 were $4.4 million.
As a percent of net sales for this segment, these expenses were 3.3% for 1996 and 3.5% for 1995.


Consumer Products Segment Operating Results

Net sales were $34.8 million for the Consumer Products segment for the first nine months of 1996. Net sales for the first nine months of 1995 were $33.0 million. The net sales for 1996 represents an increase of $1.8 million (5.4%).Factors contributing to the sales increases were weather conditions more conducive to sales of the product lines, introduction of a new product line and product shipments during the second quarter of 1996 which recovered sales lost during the first quarter of 1996.

The gross margin for the nine months ended September 30, 1996 and 1995 was substantially the same (18.5% versus 18.7%). The decline resulted primarily from extraordinary returns, sales allowances and excessive freight-out expenses incurred by the Corporation.

Selling expenses for this segment were $4.9 million year to date through September 30, 1996 as compared to $4.2 million through September 30, 1995. The increased selling expenses resulted primarily from increased commissions, rebates and co-op advertising rates implemented to stimulate sales that were lost as a result of not having product to deliver during the first quarter of 1996. General and administrative expenses for the segment were $1.5 million for the nine months ended September 30, 1996 and $1.6 million for the nine months ended September 30, 1995.






Liquidity and Capital Resources

Cash flows for the nine months ended September 30, 1996 resulted in a net decrease in cash and cash equivalents of $1.6 million. The primary reason for the decrease for this period was the repurchase of corporate stock.

Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 1996. For the nine months of 1995 net cash provided by operating activities was $13.4 million.

Capital outlay was $5.5 million for the first nine months of 1996. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1996 is expected to be between $7 and $9 million.

Total corporate debt was $1.8 million at September 30, 1996 and 1995. Substantially all of the debt will be retired before the end of 1996. The Corporation still has in place a $35 million line of credit to provide capital to finance capital outlay and/or acquisitions.

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

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.





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

November 12, 1996