Form 10-K
period 1996-12-31
OSULLIVAN CORP
filed 1997-03-27
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
          For the transition period from__________ to __________

                       Commission File Number 1-4438

                           O'SULLIVAN CORPORATION
           (Exact name of registrant as specified in its charter)

         Virginia                                     54-0463029
(State or other jurisdiction of                    (I.R.S. Employer
of incorporation or organization)                 Identification No.)

      1944 Valley Avenue
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 14, 1997 (based on the last sale price on the American Stock Exchange as of such date) was $134,072,897.

The number of shares of the registrant's Common Stock, Par Value $ 1, outstanding as of March 14, 1997 was 15,773,282.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1997 are incorporated by reference into Part III.
                                      1
                                   PART I

Item 1.        BUSINESS

O'Sullivan Corporation (O'Sullivan or the Corporation) is a Virginia corporation originally organized in 1896 as O'Sullivan Rubber Company. In 1932 the Corporation was moved to Winchester, Virginia. In 1970 the corporate name was changed from O'Sullivan Rubber Corporation to O'Sullivan Corporation to acknowledge the increasing importance of plastics manufacturing to the Corporation's operations.

Subsequent to the Corporation's name change and through the early 1990's, the Corporation concentrated on expansion of its plastics manufacturing operations, both calendering and injection-molding. The expansion was accomplished by adding additional capacity within the Corporation and the acquisition or creation of several subsidiaries to gain facilities in other regions of the United States. In 1986, the Corporation divested itself of its rubber operations.

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

In 1992, the Corporation created a subsidiary, Melnor Inc. (Melnor), to acquire substantially all the assets of a corporation engaged in the water sprinkler and lawn and garden business.

The Corporation's activities are now conducted in two business segments:
(i) calendered plastics products which manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries and (ii) lawn and garden consumer products which is involved with the manufacture and distribution of a wide range of lawn and garden products.

For financial information with respect to industry segments, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of Notes to Financial Statements included elsewhere in this Form 10-K.


PLASTICS PRODUCTS BUSINESS

The Corporation's Plastics Products segment manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries. Calendered plastics products manufactured include vinyl sheeting for vehicular dashboard pads, swimming pool liners and covers, notebook binders, luggage, upholstered furniture, golf bags, floor tile, pond liners, protective clothing, mine curtains, boat and automobile windows and medical grade materials. The Plastics Products segment products are sold in markets in which there is competition from many plastic manufacturers, both domestic and foreign. While no single competitor offers all of the products produced by this segment, there are many competitors for any single product. Major competitors include; Borden, Inc., Canadian General Tower, Ellay, Gencorp Inc., Haartz, Nanya Plastics Corporation and Uniroyal Technology Corpor-ation.
                                      2
Distribution of the segment's products is by direct sales to other manufacturers.

The normal production backlog of the Plastic Products segment is approximately thirty to forty-five days. The Corporation has various long-term contracts totaling several million dollars applicable to this segment, but such contracts are not considered as firm orders until production releases are received from customers. The business of the segment is not seasonal.

All essential raw materials are readily available to the Plastics Products segment. For critical raw materials, secondary sources of supply are available if required. Major suppliers of raw materials to this segment include the following companies; The Geon Company, General Electric Specialty Chemicals, Occidental Chemical, Aristech Chemicals, Witco Corporation, Penn Colors and Toray.

This segment of the Corporation possesses significant technology in the compounding, formulation and manufacture of its products.

A significant customer of the Plastics Products segment accounting for ten percent or more of the segment's 1996 sales was Ford Motor Company.


CONSUMER PRODUCTS BUSINESS

The Corporation's Consumer Products segment has as a primary activity the manufacture, assembly, sale and distribution of lawn and garden products.
The products produced and sold by this segment include; oscillating, rotary and traveling sprinklers, hose storage units, watering timers, aqua guns, air spray tanks and snow shovels. A secondary product line representing less than ten percent of sales volumes is the buy-sell distribution of ceiling fans and thermostats. The products of its segment are sold in markets in which there is intense competition from many lawn and garden products suppliers. While it is believed that no one competitor offers the array of products offered by the segment, there are numerous competitors for specific products. Major competitors include; Rain Bird Corporation, Suncast
Company, Gilmour Corporation and Nelson Company.

All essential raw materials utilized by this segment are readily available. Some raw materials are obtained from foreign sources, but they are not of significant volume and can be obtained from secondary sources, if necessary. Purchased components are generally designs that are readily available from several suppliers. Major suppliers to this segment include; Computime, Ltd., Stax Ltd., Landen Enterprises, Jamison Plastic Corp. and CPC of Vermont.

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

Home Depot, Inc. was the only customer of the Consumer Products segment accounting for ten percent or more of the segment's sales for 1996.

                                      3
GENERAL

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


Item 2.        PROPERTIES

The Corporation owns approximately 623,000 square feet of manufacturing, warehouse and office space on approximately 113 acres in Winchester, Virginia; 76,000 square feet of manufacturing, warehouse and office space on approximately six acres in Lebanon, Pennsylvania; 110,000 square feet of manufacturing and warehouse space on approximately five acres in Newton Upper Falls, Massachusetts; 85,000 square feet of manufacturing and warehouse space on approximately thirteen acres in Yerington, Nevada; 82,000 square feet of manufacturing, warehouse and office space in Brantford, Ontario, Canada.

The Corporation leases 40,000 square feet of warehouse space in Winchester, Virginia, 29,250 square feet of warehouse space in St. Louis, Missouri; 10,000 square feet of warehouse space in Yerington, Nevada and 347,000 square feet of manufacturing, warehouse and office space in Moonachie, New Jersey. The lease for the property leased in Moonachie, New Jersey expires June 30, 1997 and will not be renewed. Operations formerly housed in the New Jersey location were substantially relocated to Winchester, Virginia during 1995. A subsidiary of the Corporation is a party to an agreement to utilize additional warehouse space in Winchester, Virginia for the storage and handling of various inventories. The agreement expires August 31, 1997. The Corporation also has sales offices located in Chicago, Illinois and Bloomfield Hills, Michigan.

Management of the Corporation believes that unused capacity existed in both segments of the Corporation's operations during 1996. Percentage utilization of the Corporation's facilities is difficult to accurately measure due to the Corporation's policy of adding facilities as required by business conditions.


Item 3.        LEGAL PROCEEDINGS

The Corporation and its Subsidiaries are involved in legal proceedings incidental to their normal business activities. While the outcome of these proceedings cannot be completely predicted, the Corporation does not believe the ultimate resolution of any existing matters will have a material adverse effect on its financial position or results of operations.



                                      4
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of 1996.
























































                                      5
                                  PART II



Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                   SHAREHOLDER MATTERS

The principal market in which the Corporation's common stock is traded is the American Stock Exchange. The stock is traded under the symbol OSL.

The quarterly price range of common stock and the quarterly dividends per share for 1996 and 1995 are included as part of Note 14 of Notes to Consol-idated Financial Statements included elsewhere in this Form 10-K.

At December 31, 1996 the number of owners of the Corporation's common stock was 3,000.

The Corporation has paid quarterly dividends since 1958. There are no restrictions on the payment of dividends at the current time. The payment and amount of future dividends will depend on the existing conditions, including such factors as the Corporation's earnings, financial condition and working capital requirements.



Item 6.        SELECTED FINANCIAL DATA (FROM CONTINUING OPERATIONS)



               1996         1995         1994         1993         1992
           ------------ ------------ ------------ ------------ ------------
Net sales  $211,363,709 $209,723,562 $194,974,264 $173,345,501 $125,776,914

Net income   10,729,493   14,032,063   10,974,970   10,382,400    8,407,638

Net income
 per common
 share              .66          .85          .67          .63          .51

Total
 assets     140,822,440  149,996,525  144,528,888  144,365,419  121,996,656

Long-term
 debt            15,790       51,745    1,652,996    1,501,834    4,871,664

Total debt       85,884    1,717,193    1,705,069   13,518,543   12,132,365

Cash dividends
 per common
 share              .32          .31          .28          .28          .28

Return on
 equity            9.3%        13.2%        10.1%        10.0%         8.6%






                                      6
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS 1996 VERSUS 1995

Consolidated net sales from continuing operations for 1996 were $211.4 million compared to $209.7 million for 1995. Consolidated net income from continuing operations for 1996 was $10.7 million, $ .66 per share, compared to $14.0 million, $ .85 per share, for 1995.

Income tax expense for continuing operations was $6.9 million for 1996 compared to $9.6 million for 1995. The decrease was due to a lower pre-tax income for 1996 and a decrease in the Corporation's effective tax rate from 40.7% for 1995 to 39.1% for 1996. The decrease in the effective tax rate was primarily due to lower charges for state income taxes.


Plastics Products Segment

Net sales for the Plastics Products segment were $171.2 million for 1996 as compared to $169.5 million for 1995. The 1996 net sales represent an increase of $1.8 million or 1.0%. The increase was entirely from sales of automotive-related products. Through the end of the third quarter of 1996, sales for the segment had increased approximately $6.4 million over 1995. However, substantial reductions in requirements by major automotive customers in the fourth quarter reduced the overall 1996 sales increase to the net $1.8 million increase. 1996 sales of industrial products were virtually the same as 1995. The sales performance of this group has been negatively affected by extremely competitive pricing pressures in markets serviced by the industrial products group. This pressure will continue in 1997. Nevertheless, sales of the Plastics Product segment are expected to remain strong in 1997. The Corporation does have negotiated agreements with several major customers allowing for the pass-through of raw material price increases to enhance unit sales prices. However, the approved increases frequently lag several months behind increased costs incurred by the Corporation.

The gross margin for this segment declined from 20.3% in 1995 to 18.1% in 1996. While the segment continues to succeed in obtaining numerous productivity improvements through the efforts of its employees and suppliers, the efforts for 1996 were mitigated due to problems incurred with the raw material component of the segment's products. Raw materials are a very substantial part of the unit cost for the segment's products and during the third quarter of 1996 the contamination of a key raw material resulted in raw material component costs far in excess of normal. Along with the increased raw material costs, other manufacturing costs increased as a result of inefficient production runs, scrapping of defective product and increased control and review activities to insure product quality. Along with the raw material contamination problem the Corporation continued to experience pressures from suppliers to accept raw material price increases. The Corporation resists the increases whenever possible and continually searches for alternative materials and suppliers. However, in many instances alternatives are not available because of customer specifications. In those cases the Corporation endeavors to pass on increases where agreements and market conditions permit.


                                       7
Operating profit for the segment decreased by $3.4 million for the year from $29.4 million for 1995 to $26.0 million for 1996. The decrease primarily resulted from the operational problem created by the previously discussed raw material contamination as well as the customer resistance encountered in attempting to recover higher material and operational costs through product price increases.

Selling expenses for this segment were $5.0 million for 1996 and $4.9 million for 1995, 2.9% percent of net sales for both 1996 and 1995. Slight increases in compensation and benefit costs in this area were offset by a reduction in the charge for doubtful accounts for 1996. General and administrative expenses were $6.1 million or 3.6% of net sales for 1996, compared to $5.7 million or 3.4% of net sales for 1995. Increases in benefit costs were the main reason for increased costs in this area in 1996.

Other income of the Plastics Products segment increased by approximately $600 thousand for 1996. The increase was primarily a result of the gain from the sales of various assets during 1996.

Management believes its program for the Plastics Products segment could result in increased market share and entry into additional niches of markets in 1997. Incremental price increases are unlikely due to the competitive pressures currently existing in markets being served.


Consumer Products Segment

Net sales for the Consumer Products segment were $40.2 million for both 1996 and 1995. The segment's sales for 1996 were depressed by unfavorable weather conditions in the U.S. for much of its selling season, plus sales lost due to insufficient inventories of requested products and a further reduction due to excessive amounts of sales allowances and returns for defective materials.

This segment experienced a further decline in its gross margin for 1996 as compared to 1995. The gross margin declined from 17.9% to 11.9%. The decline resulted from material management inefficiencies that created increased raw material and component costs, increased freight costs incurred to expedite shipments of components from overseas suppliers, excessive product rework costs and freight costs incurred in consolidating inventories.

Selling and warehousing expenses were $5.7 million for 1996 and $5.3 million for 1995. These amounts represent 14.2% and 13.0% of sales for 1996 and 1995, respectively. The dollar increase in this category resulted from increased levels of sales commissions, rebates and advertising costs incurred in an effort to stimulate sales throughout the year. General and administrative expenses for this segment were $2.0 million for 1996 and $2.4 million for 1995.

Interest expense for this segment was $105 thousand for 1996 compared to $55 thousand for 1995.

Management has instituted a significant cost containment program and productivity improvements for this segment and plans to introduce several new products in 1997.




                                      8
RESULTS OF OPERATIONS 1995 VERSUS 1994

Consolidated net sales from continuing operations for 1995 were $209.7 million compared to $195.0 million for 1994. Consolidated net income from continuing operations for 1995 was $14.0 million, $ .85 per share, compared to $11.0 million, $ .67 per share, for 1994.

Income tax expense for continuing operations was $9.6 million for 1995 compared to $7.1 million for 1994. The increase is due to higher pre-tax income and an increase in the Corporation's effective tax rate from 39.4% for 1994 to 40.7% for 1995. The increase in the effective tax rate was primarily due to charges for state income taxes.


Plastics Products Segment

Net sales for the Plastics Products segment were $169.5 million for 1995 as compared to $149.4 million for 1994. The 1995 net sales represent an increase of $20.1 million or 13.4%. Approximately 70% of the sales increase was from automotive-related products. The sales increase in the automotive-related component of this segment was substantially a result of product mix changes to shipments of products with greater incremental prices. Competitive pressures in both automotive and industrial sales components of this segment continued to preclude unit price increases except for negotiated pass-throughs of raw material price increases. Approved increases frequently lag several months behind increased costs incurred by the Corporation.

The gross margin for this segment improved to 20.3% in 1995 from 18.7% in 1994. The margin improvement was a result of higher sales volumes and reductions in variable manufacturing expenses.

Operating profit for the segment increased by $7.8 million for the year from $21.6 million for 1994 to $29.4 million for 1995. The increase was primarily a result of the volume sales increases experienced in 1995 aided by the improvements in gross margin and the significant reduction in selling expenses.

Selling expenses for this segment were $4.9 million or 2.9% as a percent of net sales for 1995, compared to $6.2 million or 4.2% as a percent of net sales for 1994. The reduction in selling expenses was a result of consolidations made within the selling area following the disposal of the Corporation's Gulfstream Division in December of 1994 along with a significant reduction in charges for doubtful accounts. General and administrative expenses were $5.7 million or 3.4% of net sales for 1995, compared to $5.2 million or 3.5% of net sales for 1994.

Other income of the Plastic Products segment increased marginally over 1994. Interest income increased by approximately $700 thousand over 1994, but was offset by reduced income in other non-operating areas including the loss experienced on a joint venture started in 1995.


Consumer Products Segment

Net sales for the Consumer Products segment were $40.2 million for 1995 compared to $45.5 million for 1994. The 1995 sales represent a decrease of $5.3 million. Changes in customer purchasing patterns and dramatically unfavorable weather conditions during 1995 caused sales to fall considerably below sales levels expected by management.
                                      9
This segment experienced a significant decline in its gross margin for 1995 as compared to 1994. The gross margin declined from 22.3% to 17.9%. The decline was due to excess rework costs for purchased components, increases in raw material prices over those anticipated and excess freight costs for product deliveries from off-shore sources. Operating profit for this segment decreased by $3.1 million for 1995. The decrease can be directly attributed to the substantial sales volume reductions experienced by this segment during 1995.

Selling and warehousing expenses were $5.3 million for 1995 and $5.9 million for 1994. These amounts represent 13.0% and 12.9% of sales for 1995 and 1994, respectively. The dollar decrease in these costs was a result of lower sales commission and advertising costs that are directly related to sales volumes. General and administrative expenses for this segment were $2.4 million for 1995 and $2.1 million for 1994. During 1995 this segment incurred charges of $756 thousand in connection with the relocation of US operations.

Interest expense for this segment dropped from $808 thousand for 1994 to $55 thousand for 1995. The reduction in interest expense of the segment was primarily related to the utilization of funds received by the Corporation to pay back funds borrowed under various credit arrangements previously utilized by the consumer products segment.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $14.1 million for 1996. Cash and cash equivalents declined by $3.9 million during 1996. The reduction was primarily due to the Corporation's purchase of approximately 660 thousand shares of its common stock and the payoff of $1.6 million of debt.

Capital expenditures for property, plant and equipment for 1996 were $6.8 million compared to $10.2 million for 1995. 1997 capital expenditures are projected to be comparable to 1996. At December 31, 1996, the majority of the projected outlay was uncommitted. The Corporation presently has unused capacity in both business operating segments. Future capital expenditures by the Corporation would be to provide additional capacity or modernize equipment to meet customer demands for new or improved products or production processes.

Total corporate debt was $86 thousand at December 31, 1996 and $1.7 million at December 31, 1995. The Corporation has in place a $35 million line of
credit which expires in June, 1998.   At December 31, 1996 the line of credit
was unused except for a $850 thousand  stand-by letter of credit commitment.

In 1996, the Corporation's Board of Directors authorized the repurchase of up to 800 thousand shares of the Corporation's common stock as market conditions permit. At December 31, 1996 approximately 660 thousand shares had been repurchased.

Management of the Corporation believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1997.






                                      10
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This page left blank intentionally. See following pages for financial statements.























































                                      11
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1996 and 1995

                                                 1996             1995
                                            -------------   -------------
ASSETS
Current Assets
   Cash and cash equivalents                $   6,494,657   $  10,400,583
   Receivables                                 30,809,386      30,458,872
   Inventories                                 41,787,941      42,196,303
   Deferred income tax assets                   1,381,957       2,262,636
   Other current assets                         4,045,365       3,562,325
                                            -------------   -------------
          Total current assets              $  84,519,306   $  88,880,719
                                            -------------   -------------
Property, Plant and Equipment               $  47,127,292   $  48,027,329
                                            -------------   -------------
Other Assets                                $   9,175,842   $  13,088,477
                                            -------------   -------------
            Total assets                    $ 140,822,440   $ 149,996,525
                                            =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt        $      70,094   $   1,665,448
   Accounts payable                            13,204,916      15,714,112
   Accrued expenses                             6,994,547      10,180,317
                                            -------------   -------------
          Total current liabilities         $  20,269,557     $27,559,877
                                            -------------   -------------
Long-Term Debt                              $      15,790   $      51,745
                                            -------------   -------------
Long-Term Liabilities
   Deferred compensation                    $   1,685,792   $   1,384,619
   Employee benefits                            1,410,848       1,718,180
                                            -------------   -------------
                                            $   3,096,640   $   3,102,799
                                            -------------   -------------
Deferred Income Tax Liabilities             $   3,442,131   $   3,519,139
                                            -------------   -------------
Commitments and Contingencies               $       -- --   $       -- --
                                            -------------   -------------
Stockholders' Equity
   Common stock, par value $1.00 per share;
     authorized 30,000,000 shares           $  15,850,562   $  16,510,402
   Additional paid-in capital                   3,606,399      10,182,295
   Retained earnings                           95,022,594      89,453,514
   Cumulative translation adjustments            (243,791)       (220,566)
   Unrecognized pension costs, net of
     deferred tax effect                         (237,442)       (162,680)
                                            -------------   -------------
          Total stockholders' equity        $ 113,998,322   $ 115,762,965
                                            -------------   -------------

          Total liabilities and
            stockholders' equity            $ 140,822,440   $ 149,996,525
                                            =============   =============
The accompanying notes are an integral part of the consolidated financial statements.
                                      12
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1996, 1995 and 1994

                                      1996          1995          1994
                                  ------------  ------------  ------------
Net sales                         $211,363,709  $209,723,562  $194,974,264
Cost of products sold              175,559,141   168,142,885   156,984,225
                                  ------------  ------------  ------------
          Gross profit            $ 35,804,568  $ 41,580,677  $ 37,990,039
                                  ------------  ------------  ------------
Operating expenses
  Selling and warehousing         $ 10,717,579  $ 10,161,297  $ 12,077,019
  General and administrative         8,157,101     8,170,944     7,289,802
  Relocation charge                      -- --       755,930         -- --
                                  ------------  ------------  ------------
                                  $ 18,874,680  $ 19,088,171  $ 19,366,821
                                  ------------  ------------  ------------
     Income from operations       $ 16,929,888  $ 22,492,506  $ 18,623,218
                                  ------------  ------------  ------------
Other income (expense)
  Interest income                 $    686,021  $    863,530  $    180,217
  Interest expense                    (108,249)      (59,753)     (811,676)
  Other, net                           107,486       364,320       118,720
                                  ------------  ------------  ------------
                                  $    685,258  $  1,168,097  $   (512,739)
                                  ------------  ------------  ------------
     Income from continuing opera-
       tions before income taxes $  17,615,146  $ 23,660,603  $ 18,110,479

Income taxes                         6,885,653     9,628,540     7,135,509
                                  ------------  ------------  ------------
     Income from continuing
       operations                 $ 10,729,493  $ 14,032,063  $ 10,974,970
                                  ------------  ------------  ------------
 Discontinued operations:
     Loss from discontinued
       operations, net of taxes   $             $             $   (125,126)
     Loss on disposal of
       discontinued operations,
       net of taxes                                             (8,220,000)
                                  ------------  ------------  ------------
                                  $      -- --  $      -- -- $  (8,345,126)
                                  ------------  ------------  ------------

          Net income              $ 10,729,493  $ 14,032,063  $  2,629,844
                                  ============  ============  ============
Net income (loss) per common share:
  Income from continuing
    operations                    $        .66  $        .85  $        .67
  Loss from discontinued
    operations                           -- --         -- --          (.01)
  Loss on disposal of
    discontinued operations              -- --         -- --          (.50)
                                  ------------  ------------  ------------
    Net income per common share   $        .66  $        .85  $        .16
                                  ============  ============  ============
The accompanying notes are an integral part of the consolidated financial statements.
                                      13
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1996, 1995 and 1994

                                      1996          1995          1994
                                  ------------  ------------  ------------
Cash Flows from Operating Activities
 Net income                       $ 10,729,493  $ 14,032,063  $  2,629,844
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization     7,256,543     6,820,128    10,867,275
   Provision for doubtful accounts      74,872       439,480     1,138,617
   Deferred income taxes               844,660       486,782    (6,064,033)
   (Gain)loss on disposal
    of assets                         (644,099)      (38,090)   10,964,763
   Interest accrual on zero
    coupon notes payable               139,111       163,246       138,864
   Interest accrual on zero
    coupon notes receivable            (15,590)     (196,025)       25,191
   Foreign currency exchange
    rate (gains) losses               (101,347)     (237,018)       37,336
   Unremitted (income) loss from
    joint venture                      (19,071)      209,825         -- --
   Changes in operating assets
    and liabilities:
     Receivables                      (425,386)    9,469,616     8,340,071
     Inventories                       408,362    (9,721,098)   (2,702,071)
     Other current assets             (483,040)      (77,033)   (1,169,491)
     Accounts payable               (2,509,196)   (1,015,779)   (4,791,149)
     Accrued expenses               (1,140,971)   (3,447,609)    4,099,149
                                  ------------  ------------  ------------
 Net cash provided by operating
  activities                      $ 14,114,341  $ 16,888,488  $ 23,514,366
                                  ------------  ------------  ------------
Cash Flows from Investing Activities
 Purchase of property, plant and
  equipment                       $ (6,804,030) $(10,172,585) $ (8,751,196)
 Proceeds from disposal of assets    1,306,488       138,127    46,655,229
 Investment in and loan to joint
  venture                             (441,000)   (1,128,362)        -- --
 Decrease in deposits                    -- --       463,328         -- --
 Purchase of intangible assets           -- --         -- --      (211,275)
 Disbursements on non-operating
  notes receivable                       -- --         -- --      (150,000)
 Payments received from non-
  operating notes receivable         2,417,883         -- --       250,894
 Other, net                           (523,698)     (570,635)      286,882
                                  ------------  ------------  ------------
 Net cash provided by (used in)
  investing activities            $ (4,044,357) $(11,270,127) $ 38,080,534
                                  ------------  ------------  ------------







                                      14
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                      1996          1995          1994
                                  ------------  ------------  ------------
Cash Flows from Financing Activities
 Changes in short-term debt       $      -- --  $      -- --  $ (8,483,977)
 Net change in line of credit
  borrowings                             -- --         -- --   (13,000,000)
 Repayment of long-term debt        (1,579,761)      (46,322)  (28,622,307)
 Cash dividends paid                (5,160,413)   (5,117,607)   (4,615,655)
 Purchase of common stock           (7,235,736)       (2,635)       (1,175)
 Issuance of common stock                -- --       246,985         -- --
                                  ------------  ------------  ------------
 Net cash (used in)
  financing activities            $(13,975,910) $ (4,919,579) $(54,723,114)
                                  ------------  ------------  ------------
Increase (decrease) in cash and
 cash equivalents                 $ (3,905,926) $    698,782  $  6,871,786

Cash and cash equivalents at
 beginning of period                10,400,583     9,701,801     2,830,015
                                  ------------  ------------  ------------
Cash and cash equivalents at
 end of period                    $  6,494,657  $ 10,400,583  $  9,701,801
                                  ============  ============  ============
The accompanying notes are an integral part of the consolidated financial statements.





























                                      15
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 1996, 1995 and 1994

                                                 Additional
                                     Common        Paid-in      Retained
                                      Stock        Capital      Earnings
                                  ------------  ------------  ------------
Balance at January 1, 1994        $ 16,484,948  $  9,964,574  $ 82,524,869
  Net income                             -- --         -- --     2,629,844
  Purchase of common stock                (117)       (1,058)        -- --
  Dividends declared, $.28 per share     -- --         -- --    (4,615,655)
  Translation adjustments                -- --         -- --         -- --
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1994      $ 16,484,831  $  9,963,516  $ 80,539,058
  Net income                             -- --         -- --    14,032,063
  Issuance of common stock              25,811       221,724         -- --
  Purchase of common stock                (240)       (2,395)        -- --
  Dividends declared, $.31 per share     -- --         -- --    (5,117,607)
  Translation adjustments                -- --         -- --         -- --
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1995      $ 16,510,402  $ 10,182,295  $ 89,453,514
  Net income                             -- --         -- --    10,729,493
  Purchase of common stock            (659,840)   (6,575,896)        -- --
  Dividends declared, $.32 per share     -- --         -- --    (5,160,413)
  Translation adjustments                -- --         -- --         -- --
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1996      $ 15,850,562  $  3,606,399  $ 95,022,594
                                  ============  ============  ============



























                                      16
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                   Cumulative   Unrecognized
                                  Translation      Pension    Stockholders'
                                  Adjustments       Costs        Equity
                                  ------------  ------------  ------------
Balance at January 1, 1994        $   (101,732)  $  (119,296) $108,753,363
  Net income                             -- --         -- --     2,629,844
  Purchase of common stock               -- --         -- --        (1,175)
  Dividends declared, $.28 per share     -- --         -- --    (4,615,655)
  Translation adjustments             (243,370)        -- --      (243,370)
  Unrecognized pension costs             -- --       119,296       119,296
                                  ------------  ------------  ------------
Balance at December 31, 1994      $   (345,102) $      -- --  $106,642,303
  Net income                             -- --         -- --    14,032,063
  Issuance of common stock               -- --         -- --       246,985
  Purchase of common stock               -- --         -- --        (2,635)
  Dividends declared, $.31 per share     -- --         -- --    (5,117,607)
  Translation adjustments              124,536         -- --       124,536
  Unrecognized pension costs             -- --      (162,680)     (162,680)
                                  ------------  ------------  ------------
Balance at December 31, 1995      $   (220,566) $   (162,680) $115,762,965
  Net income                             -- --         -- --    10,729,493
  Purchase of common stock               -- --         -- --    (7,235,736)
  Dividends declared, $.32 per share     -- --         -- --    (5,160,413)
  Translation adjustments              (23,225)        -- --       (23,225)
  Unrecognized pension costs             -- --       (74,762)      (74,762)
                                  ------------  ------------  ------------
Balance at December 31, 1996      $   (243,791) $   (237,442) $113,998,322
                                  ============  ============  ============

The accompanying notes are an integral part of the consolidated financial statements.























                                      17
                  O'Sullivan Corporation and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Accounting Policies


Nature of Operations-O'Sullivan Corporation is engaged in two business segments. The Plastics Products segment manufactures calendered plastics products for the automotive and specialty manufacturing industries. The Consumer Products segment manufactures and distributes lawn and garden products. A significant amount of the Corporation's businesses are conducted in North America. Reference should be made to Note 10 which provides further information as to the Corporation's operations.

Principles of Consolidation-The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in affiliates in which the Corporation has a 20% to 50% interest are carried at cost, adjusted for the Corporation's proportionate share of the affiliate's undistributed earnings or losses.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require the Corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                                      18
Intangibles-Intangible assets are stated at historical cost less accumulated amortization. Amortization is determined on a straight-line basis over the estimated useful lives of the assets that have been determined to range from two to seven years. Amortization expense for 1996, 1995 and 1994 was $134,828, $266,718 and $447,770, respectively.

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

Advertising Costs-Costs incurred for producing and communicating advertising are expensed when incurred, including costs incurred in connection with cooperative advertising programs with distributors and other customers. Advertising costs were $1,685,862 for 1996, $1,203,141 for 1995 and $1,649,788 for 1994.

Research and Development-Product and process research and development are charged to expense as incurred.

Per Share Information-Net income and dividends per share were calculated on the weighted average common shares outstanding for 1996, 1995 and 1994 which were 16,169,162, 16,503,877 and 16,484,879, respectively. Stock options were not dilutive for 1996, 1995 or 1994.

Foreign Currency Translation-Financial statements for the Corporation's foreign subsidiary are translated into US dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in stockholders' equity. Transaction gains and losses are reflected in net income.

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

The Corporation also maintains a Retirement Savings Plan (Plan) to provide retirement benefits to employees not covered by a defined benefit plan. The Plan provides that the Corporation will make a basic contribution of three percent of eligible compensation for participants. The Plan also provides that the Corporation will make an additional contribution of up to two percent of eligible compensation if the participant is making voluntary contributions to the Plan. Participants may generally contribute up to five percent of their eligible compensation. The Corporation is not required to make any contributions during a plan year if it elects to not do so.

                                      19
Postretirement Benefits-The Corporation provided health care benefits to certain of its retired employees under a plan which was terminated January 1, 1993. Upon termination of the plan this group of retired employees was allowed to continue to be covered by the Corporation's group insurance plan. Effective January 1, 1993 the Corporation adopted Financial Accounting Standards Board Statement No. 106 to account for its share of the costs of benefits provided to this group. To effect adoption of Statement No. 106, the Corporation accrued as of January 1, 1993 its share of the estimated costs to insure this group of retirees. Prior to January 1, 1993, the Corporation expensed its share of these expenses as they were incurred.

Reclassification of Amounts-Certain amounts for 1995 and 1994 have been reclassified to reflect comparability with account classifications for 1996.


2.   Supplementary Balance Sheet Detail

Balances at December 31,                   1996             1995
                                       ------------     ------------

Receivables
Accounts receivable                    $ 31,612,778     $ 31,357,520
Less allowance for doubtful accounts        803,392          898,648
                                       ------------     ------------
                                       $ 30,809,386     $ 30,458,872
                                       ============     ============
Receivable balances for automotive related business were $12,736,630 at December 31,1996 and $13,825,514 at December 31, 1995.


Inventories
Finished goods                         $ 14,780,621     $ 11,801,242
Work in process                           9,000,680       10,754,865
Raw materials                            14,794,005       16,373,017
Supplies                                  3,212,635        3,267,179
                                       ------------     ------------
                                       $ 41,787,941     $ 42,196,303
                                       ============     ============
Slow moving inventories were $695,265 at December 31, 1996 and $1,169,628 at December 31, 1995. Slow moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.


Property, Plant and Equipment
Land                                  $  1,214,544      $  1,262,754
Buildings                               27,701,240        26,898,482
Machinery and equipment                 71,370,912        67,730,663
Transportation equipment                 3,838,249         3,626,921
                                      ------------      ------------
                                      $104,124,945      $ 99,518,820
Less accumulated depreciation           56,997,653        51,491,491
                                      ------------      ------------
                                      $ 47,127,292      $ 48,027,329
                                      ============      ============
Depreciation expense totaled $7,121,715, $6,553,410 and $10,419,505 in 1996,
1995 and 1994, respectively.


                                      20
Accrued Expenses
Accrued compensation                  $  2,680,035      $  2,633,871
Employee benefits                          945,277         1,053,905
Dividends payable                        1,274,621         1,319,419
Contingency reserve for
 discontinued operations                    70,598         2,417,252
Other accrued expenses                   2,024,016         2,755,870
                                      ------------      ------------
                                      $  6,994,547      $ 10,180,317
                                      ============      ============
The contingency reserve for discontinued operations is an allowance for potential adjustments relating to the sale of the Corporation's former Gulfstream Division.


3.   Debt
                                                     December 31,
                                                     ------------
                                                  1996             1995
Long-Term Debt                                ------------     ------------

Non-interest bearing obligation to Melnor
Industries, Inc.                              $     34,138     $    276,331

Unsecured non-interest bearing promissory
note to Melnor Industries, Inc.                      -- --        1,340,738

Capital lease obligations and other debt            51,746          100,124
                                              ------------     ------------
                                              $     85,884     $  1,717,193
Less current maturities                             70,094        1,665,448
                                              ------------     ------------
                                              $     15,790     $     51,745
                                              ============     ============
The non-interest bearing obligation payable to Melnor Industries, Inc. is discounted at 9.0%. The final payment of the obligation is contingent on Melnor Industries, Inc. satisfying its obligation under the New Jersey Environmental Cleanup Act.

The unsecured non-interest bearing promissory note to Melnor Industries, Inc. was discounted at 9.0%. The note was paid in full in November of 1996.

The debt remaining at December 31, 1996 matures as follows; $70,094 in 1997 and $15,790 in 1998.



Interest incurred and capitalized are as follows:

                                        1996          1995          1994
                                     ---------     ---------     ---------
         Interest incurred           $ 147,708     $ 143,825     $ 914,211
         Less interest capitalized      39,459        84,072       102,535
                                     ---------     ---------     ---------
                                     $ 108,249     $  59,753     $ 811,676
                                     =========     =========     =========


                                      21
The Corporation has a $35,000,000 unsecured line of credit through First Union National Bank of Virginia to support general corporate activities. Interest rates for the line of credit vary based on the Corporation's choice of rate options provided by the lender. All available rates are at or below prevailing prime interest rates. The line of credit matures June 30, 1998. At December 31, 1996 the Corporation has utilized $850,000 of the line of credit to provide a standby letter of credit in that amount for a subsidiary corporation.


4.   Investment in Unconsolidated Joint Venture

The Corporation acquired a 49% equity interest in Keifel Technologies, Inc. (Keifel) during 1995. Keifel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Financial information for Keifel is as follows:

Income Statement Data For The Year Ended December 31, 1996 And For The Period August 9, 1995 Through December 31, 1995

                                                                Period
                                                                 Ended
                                                             December 31,
                                                  1996           1995
                                              ------------   ------------

         Net sales                            $  5,986,996   $    213,312
         Gross profit (loss)                  $  1,174,687   $    (27,439)
         Net income (loss)                    $     38,920   $   (428,214)

         Corporation's share of net
           income (loss)                      $     19,071   $   (209,825)


Balance Sheet Data at December 31,                1996           1995
----------------------------------            ------------   ------------

         Assets
           Current assets                     $  3,134,561  $     736,317
           Property, plant and equipment, net    1,950,801      1,525,028
           Other assets                              9,500          9,500
                                              ------------  -------------
             Total assets                     $  5,094,862  $   2,270,845
                                              ============  =============

         Liabilities and Equity
           Current liabilities                $  2,384,526  $     399,059
           Notes payable                         2,496,000      1,800,000
           Other long-term liabilities             103,623          -- --
           Stockholders' equity                    110,713         71,786
                                              ------------  -------------
             Total liabilities and equity     $  5,094,862  $   2,270,845
                                              ============  =============

         Corporation's share of equity        $     54,249  $      35,175
                                              ============  =============



                                      22
5.   Income Tax Matters

Pretax income for the years ended December 31, 1996, 1995 and 1994 was taxed by the following jurisdictions:

                               1996             1995             1994
                           ------------     ------------     ------------
         Domestic          $ 17,581,047     $ 22,800,687     $ 16,934,578
         Foreign                 34,099          859,916        1,175,901
                           ------------     ------------     ------------
                           $ 17,615,146     $ 23,660,603     $ 18,110,479
                           ============     ============     ============



Net deferred tax liabilities at December 31, 1996 and 1995 consisted of the following components

                                                 1996             1995
                                             ------------     ------------
         Deferred tax assets
           Provision for doubtful accounts   $    288,861     $    279,344
           Employee benefits                    1,707,436        1,580,115
           Inventory basis differences            167,400          191,775
           Contingency reserve for
             discontinued operations               28,239          966,901
           Marketing expenses                     168,711          153,419
           Other                                  169,416          175,377
                                             ------------     ------------
                                             $  2,530,063     $  3,346,931
                                             ------------     ------------
         Deferred tax liabilities
           Property, plant and equipment     $  4,133,758     $  4,181,375
           Like-kind exchange                     254,856          254,856
           Employee benefits                      201,623          167,203
                                             ------------     ------------
                                             $  4,590,237     $  4,603,434
                                             ------------     ------------

         Net deferred tax liabilities        $ (2,060,174)    $ (1,256,503)
                                             ============     ============

The deferred tax amounts included above have been classified on the balance sheets for December 31, 1996 and 1995 as follows
                                                 1996             1995
                                             ------------     ------------

          Noncurrent liabilities             $ (3,442,131)    $ (3,519,139)
          Current assets                        1,381,957        2,262,636
                                             ------------     ------------
          Net deferred tax liabilities       $ (2,060,174)    $ (1,256,503)
                                             ============     ============







                                      23
The provision for income taxes charged to operations for the years ended December 31, 1996, 1995 and 1994 includes the following

                               1996             1995             1994
                           ------------     ------------     ------------
         Current
            Federal        $  5,050,010     $  6,728,076     $  5,478,787
            Foreign             (21,617)         301,072          472,492
            State             1,012,600        2,112,610          960,462
                           ------------     ------------     ------------
                           $  6,040,993     $  9,141,758     $  6,911,741
                           ------------     ------------     ------------
         Deferred
           Federal         $    706,102    $     403,589     $    190,369
           Foreign                -- --           28,853           21,387
           State                138,558           54,340           12,012
                           ------------     ------------     ------------
                           $    844,660     $    486,782     $    223,768
                           ------------     ------------     ------------
                           $  6,885,653     $  9,628,540     $  7,135,509
                           ============     ============     ============

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 1996, 1995 and 1994 due to the following

                                                   1996     1995     1994
                                                 -------- -------- --------
 Statutory federal tax rate                        35.0%    35.0%    35.0%
 Income taxed at lower federal tax rate             (.6%)   -- --     (.6%)
 State taxes, net of federal benefit                4.3%     6.0%     3.5%
 Rate differential on foreign income                (.1%)     .1%      .5%
 Business credits                                  -- --    -- --     (.4%)
 Other                                               .5%     (.4%)    1.4%
                                                 -------- -------- --------
                                                   39.1%    40.7%    39.4%
                                                 ======== ======== ========

6.   Benefit Plans

Defined Benefit Plans

The net pension cost for defined benefit plans included the following components
                                     1996           1995           1994
                                 -----------    -----------    -----------
Benefits earned during the year  $   117,775    $   100,835    $   228,417
Interest cost on projected
  benefit obligations                634,168        607,454        678,236
Actual (return) on assets           (585,470)    (1,082,007)      (222,158)
Net amortization and deferral        (28,149)       549,493       (312,142)
Settlement (gain)                      -- --        (81,954)       (92,961)
                                 -----------    -----------    -----------
Net pension cost                 $   138,324    $    93,821    $   279,392
                                 ===========    ===========    ===========




                                      24
The funded status of the defined benefit pension plans as of December 31, 1996 was as follows
                                              Overfunded      Underfunded
                                             ------------     ------------
         Actuarial present value:
           Vested benefit obligation         $  3,020,775     $  5,940,487
           Nonvested benefit obligation             2,699          101,829
                                             ------------     ------------
         Accumulated benefit obligation      $  3,023,474     $  6,042,316
         Effect of projected compensation
           increases                              300,710            -- --
                                             ------------     ------------
         Projected benefit obligation        $  3,324,184     $  6,042,316
         Fair value of plan assets              4,020,901        4,961,943
                                             ------------     ------------
         Plan assets in excess of (less than)
           projected benefit obligation      $    696,717     $ (1,080,373)
         Unrecognized net loss                     67,841          158,338
         Unrecognized prior service costs           -- --          525,489
         Unrecognized net (asset) liability
          at initial adoption of FAS 87          (258,896)          20,191
         Adjustment required to recognize
           minimum liability                        -- --         (704,018)
                                             ------------     ------------
         Prepaid (accrued) pension cost      $    505,662     $ (1,080,373)
                                             ============     ============



The funded status of the defined benefit pension plans as of December 31, 1995 was as follows
                                              Overfunded      Underfunded
                                             ------------     ------------
         Actuarial present value:
           Vested benefit obligation         $  2,334,090     $  6,193,084
           Nonvested benefit obligation             -- --          101,795
                                             ------------     ------------
         Accumulated benefit obligation      $  2,334,090     $  6,294,879
         Effect of projected compensation
           increases                                -- --          269,707
                                             ------------     ------------
         Projected benefit obligation        $  2,334,090     $  6,564,586
         Fair value of plan assets              2,860,196        5,288,778
                                             ------------     ------------
         Plan assets in excess of (less than)
           projected benefit obligation      $    526,106     $ (1,275,808)
         Unrecognized net loss                    144,980           80,676
         Unrecognized prior service costs           -- --          594,823
         Unrecognized net (asset) liability
           at initial adoption of FAS 87         (253,080)          (3,268)
         Adjustment required to recognize
           minimum liability                        -- --         (691,139)
                                             ------------     ------------
         Prepaid (accrued) pension cost      $    418,006     $ (1,294,716)
                                             ============     ============




                                      25
Discount rates for the plans ranged from 7% to 8%. The assumed long-term rates of return on plan assets were 8%. The assumed rate of increase in future compensation levels was 7%. The unrecognized asset (liability) at the initial adoption of FAS 87 is being amortized on a straight-line basis over the average remaining service period of plan participants. Plan assets consist of listed common stocks, corporate and government bonds and short-term investments.

Retirement Savings Plan

The expense associated with the Retirement Savings Plan was $1,434,095 for 1996, $1,312,222 for 1995 and $1,268,087 for 1994.

Deferred Compensation Plan

The Corporation has a deferred compensation program for key employees of the Corporation. Under this program, the Corporation has agreed to pay each covered employee a certain sum annually for fifteen years upon their retirement or, in the event of their death, to their designated beneficiary. A benefit is also paid if the employee terminates employment other than by his voluntary action or discharge for cause before they attain age 65.
In that event, the amount of the benefit depends on the employee's years of service with the Corporation with full benefit paid only if the employee has completed 25 years of service. The Corporation has purchased individual life insurance contracts with respect to each employee covered by this program. The Corporation is the owner and beneficiary of the insurance contracts. The employees are general creditors of the Corporation with respect to these benefits. The expense associated with the Deferred Compensation plan was $493,773 for 1996, $397,798 for 1995 and $295,299 for 1994.

Postretirement Benefit Plan

At January 1, 1993 the Corporation adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires the Corporation to recognize the estimated costs of providing certain postretirement benefits to former employees of the Corporation. The Corporation elected to recognize the transition obligation immediately as the effect of an accounting change.

Annual net postretirement benefit costs are determined on an actuarial basis. Net periodic postretirement benefit cost included the following components for the years ended December 31, 1996, 1995 and 1994

                                          1996        1995        1994
                                       ----------  ----------  ----------
   Interest expense on accumulated
     postretirement benefit obligation $   28,000  $   27,000  $   29,000
   Other amortization and deferrals         2,000     (16,000)    (12,000)
                                       ----------  ----------  ----------
                                       $   30,000  $   11,000  $   17,000
                                       ==========  ==========  ==========







                                      26
Postretirement benefit obligations at December 31, 1996 and 1995, none of which are funded, are as follows
                                                 1996              1995
                                             ------------     ------------
   Accumulated postretirement
     benefit obligation, retirees            $    332,000     $    394,000
   Plan assets                                      -- --            -- --
                                             ------------     ------------
   Accumulated postretirement benefit
     obligation in excess of plan assets     $    332,000     $    394,000
   Unrecognized transition obligation               -- --            -- --
   Unrecognized net experience losses (gains)       -- --            -- --
                                             ------------     ------------
   Accrued postretirement benefit obligation $    332,000     $    394,000
                                             ============     ============

For measurement purposes, a 13% annual rate of increase in per capita health care costs of covered benefits was assumed for 1996, with such annual rate of increase gradually declining to 6% in 2003.


7.   Leases

The Corporation and its subsidiaries lease various plant and warehouse facilities along with various equipment. Leases for the plant and warehouse facilities and capitalized leases for machinery and equipment generally require the payment of appropriate taxes, insurance and maintenance costs. Most noncapitalized leases, except for the lease of facilities in New
Jersey by a subsidiary, are cancelable within a limited period of time.
The facility in New Jersey is leased under a noncancelable agreement that expires June 30, 1997. The net minimum rental commitment for the New Jersey facility through June 30, 1997 is $48,226.

Net rental expense for all noncapitalized leases for the years ended 1996, 1995, and 1994 was $768,680, $738,588 and $858,213, respectively.


8.   Research and Development

Research and development costs charges to expense were $3,105,546 in 1996, $3,545,330 in 1995 and $3,423,175 in 1994.


9.   Commitments and Contingencies

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


                                      27
10.   Business Segment Information

The Corporation's operations are classified principally into two business segments; Calendered Plastics Products (Plastics Products) and Lawn and Garden Consumer Products (Consumer Products). The Plastics Products segment primarily involves the manufacture of calendered plastics products for the automotive and specialty plastics manufacturing industries. The Consumer Products segment primarily involves the manufacture and distribution of a wide range of lawn and garden products. Operating profit represents net sales less operating expenses for each segment and excludes general corporate expenses and non-operating revenues and expenses. Identifiable assets for each segment represent those assets used in the Corporation's operations and exclude general corporate assets. General corporate assets include cash, investments and other non-operating assets.

Net sales for the Plastics Products segment to the divisions and subsidiaries of Ford Motor Company amounted to $44,186,054 (20.9% of net sales) in 1996, $40,622,615 (19.4% of net sales) in 1995 and $24,385,299 (12.5% of net sales)
in 1994.

Receivables at December 31, 1996, 1995 and 1994 from Ford Motor Company were $5,006,569, $6,275,579 and $3,396,054, respectively.


 Business Segment Information
                                      1996          1995          1994
Net sales by classes of similar   ------------  ------------  ------------
  products
   Plastics products              $171,218,487  $169,455,886  $149,438,108
   Consumer products                40,145,222    40,267,676    45,536,156
                                  ------------  ------------  ------------
                                  $211,363,709  $209,723,562  $194,974,264
                                  ============  ============  ============
Operating profit (loss)
   Plastics products              $ 26,038,371  $ 29,443,430  $ 21,630,468
   Consumer products                  (951,382)    1,220,020     4,282,552
                                  ------------  ------------  ------------
     Total operating profit       $ 25,086,989  $ 30,663,450  $ 25,913,020
General corporate expenses           8,157,101     8,170,944     7,289,802
Nonoperating revenue (expense)         685,258     1,168,097      (512,739)
                                  ------------  ------------  ------------
     Income from continuing
     operations before income
     taxes                        $ 17,615,146  $ 23,660,603  $ 18,110,479
                                  ============  ============  ============
Identifiable assets
   Plastics products              $ 92,003,894  $ 91,139,594  $ 92,203,867
   Consumer products                29,825,140    30,056,412    27,318,222
                                  ------------  ------------  ------------
     Total identifiable assets    $121,829,034  $121,196,006  $119,522,089
General corporate assets            18,993,406    28,800,519    25,006,799
                                  ------------  ------------  ------------

                                  $140,822,440  $149,996,525  $144,528,888
                                  ============  ============  ============




                                      28
Capital expenditures
   Plastics products              $  5,779,111  $  7,617,926  $  7,477,833
   Consumer products                   915,792     2,382,011     1,205,377
   General corporate                   109,127       172,648        67,986
                                  ------------  ------------  ------------
                                  $  6,804,030  $ 10,172,585  $  8,751,196
                                  ============  ============  ============

Depreciation and amortization
   Plastics products              $  4,915,452  $  4,391,048  $  8,644,205
   Consumer products                 2,078,816     1,958,777     1,719,307
   General corporate                   262,275       470,303       503,763
                                  ------------  ------------  ------------
                                  $  7,256,543  $  6,820,128  $ 10,867,275
                                  ============  ============  ============


11.   Incentive Stock Option Plan

1985 Incentive Stock Option Plan

The 1985 option plan expired on January 28, 1995. Options previously granted may be exercised by the participants until the options expire, which is ten years after the date of the original option grant. The option price of grants under this plan could not be less than the fair market value of the common stock on the date of grant.

1995 Stock Option Plan

In 1995 the Corporation adopted a new incentive stock option plan under which options may be granted to certain key employees for the purchase of the Corporation's common stock. The effective date of the Plan was February 7, 1995 with an expiration date of February 6, 2005. The Plan reserves for issuance an aggregate of 200,000 shares of the Corporation's common stock. The option price for options granted cannot be less than 100% of fair market value of the common stock on the date of the grant. The Plan contains an antidilutive provision providing for adjustments to the options previously granted in the event of changes in the Corporation's capital structure.

1995 Outside Directors Stock Option Plan

In 1995 the Corporation adopted an incentive stock plan under which options may be granted to members of the Corporation's Board of Directors for the purchase of the Corporation's common stock. The effective date of the Plan was April 25, 1995 with an expiration date of April 24, 2005.
The Plan reserves for issuance an aggregate of 200,000 share of the Corporation's common stock. Each eligible director received an option for 10,000 shares common stock on the effective date of the Plan. On each April 25 thereafter each eligible director will receive an option for 1,000 shares of common stock. Directors who become eligible after April 25, 1995 will receive an option for 10,000 shares as of the date they become eligible for the Plan and will receive an option for 1,000 shares on each April 25 thereafter. The option price for options granted cannot be less than 100% of fair market value of the common stock on the date of the grant. The plan contains an antidilutive provision providing for adjustments to the options previously granted in the event of changes in the Corporation's capital structure.

                                      29
The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995. Dividend rate of 2.9% for both years, price volatility of 25% for 1996 and 26% for 1995, risk-free interest rate of 5.31% for 1996 and 6.50% for 1995 and expected lives of
7.75 years for both years.

The Corporation applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for 1996 and 1995. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been as follows


                                                      1996             1995
                                                 ------------      ------------

Net income
  As reported                                    $ 10,729,493     $ 14,032,063
                                                 ============     ============
  Proforma                                       $ 16,688,056     $ 13,847,180
                                                 ============     ============

Earnings per share
  As reported                                    $        .66     $        .85
                                                 ============     ============
  Proforma                                       $        .66     $        .84
                                                 ============     ============

The status of the stock option plans during 1996 and 1995 is as follows

                                                              1995 Directors
                   1985 Option Plan     1995 Option Plan        Option Plan
                   ----------------     ----------------      --------------
                             Weighted             Weighted             Weighted
                             Average              Average              Average
                  Number of  Exercise  Number of  Exercise  Number of  Exercise
                   Shares     Price     Shares     Price     Shares     Price
                  ---------  --------  ---------  --------  ---------  --------
Outstanding at
 January 1, 1996     96,965  $  10.99    102,000  $  10.31     80,000  $  10.31
Granted during
 1996                 -- --     -- --     24,000     11.19      8.000     11.13
Exercised during
 1996                 -- --     -- --      -- --     -- --      -- --     -- --
Forfeited during
 1996                (2,000)    10.10     (1,000)    10.31      -- --     -- --
                  ---------           ----------            ---------
Outstanding at
 December 31, 1996   94,965     11.01    125,000     10.48     88,000     10.39
                  =========           ==========            =========

All outstanding options were exercisable at December 31, 1996

Weighted average fair
value of options granted
during 1996                     N/A               $  11.19             $  11.13
                             ========             ========             ========

                                      30
                                                              1995 Directors
                   1985 Option Plan     1995 Option Plan        Option Plan
                   ----------------     ----------------      --------------
                             Weighted             Weighted             Weighted
                             Average              Average              Average
                  Number of  Exercise  Number of  Exercise  Number of  Exercise
                    Shares     Price     Shares     Price     Shares     Price
                  ---------  --------  ---------  --------  ---------  --------
Outstanding at
 January 1, 1995    153,062  $  10.59      -- --  $  -- --      -- --  $  -- --
Granted during
 1995                 -- --     -- --    102,000     10.31     80,000     10.31
Exercised during
 1995               (25,811)     9.57      -- --     -- --      -- --     -- --
Forfeited during
 1995               (30,286)    10.21      -- --     -- --      -- --     -- --
                  ---------           ----------            ---------
Outstanding at
 December 31, 1995   96,965     10.99    102,000     10.31     80,000     10.31
                  =========           ==========            =========

All outstanding options were exercisable at December 31, 1995

Weighted average fair
value of options granted
during 1995                     N/A               $  10.31             $  10.31
                             ========             ========             ========

The status of the options outstanding at December 31, 1996 is as follows

                                                               Remaining
                                          Exercise            Contractual
                                            Price    Number        Life
                                          --------  --------   -----------
                                          $  11.47    21,595      .3 Years
                                             15.90    18,750     2.1 Years
                                             10.88    17,000     3.1 Years
                                              8.32    36,620     5.8 Years
                                              9.69     1,000     6.3 Years
                                             10.31   181,000     8.3 Years
                                             11.18    32,000     9.3 Years


12.   Fair Value of Financial Instruments

The Corporation estimates that each category of financial instruments; including cash, trade receivables and payables, investments and debt instruments, approximate current value at December 31, 1996 and 1995.











                                      31
13.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                                      1996          1995          1994
                                  ------------  ------------  ------------
   Cash payments for interest,
     net of interest capitalized  $      2,976  $     59,753  $  3,199,018
                                  ============  ============  ============

   Cash payments for income taxes $  5,689,279  $  8,375,829  $  8,797,775
                                  ============  ============  ============

Supplemental Schedule of Noncash Investment Activities


In 1996 notes receivable of $654,794 were received as part of the proceeds from the sale of property and equipment.


14.   Supplemental Financial Data (Unaudited)

                                        Quarter Ended
                    ------------------------------------------------------
1996                  March 31      June 30     September 30   December 31
                    ------------  ------------  ------------  ------------
 Net sales          $ 56,156,946  $ 63,409,554  $ 47,552,955  $ 44,244,254
 Gross profit       $ 12,249,561  $ 11,848,688  $  6,780,648  $  4,925,671
 Net income         $  4,234,201  $  4,230,605  $  1,546,699  $    717,988
 Earnings per share $        .26  $        .26  $        .10  $        .04
 Dividends declared $        .08  $        .08  $        .08  $        .08
 Market price per
  share
   High                11  1/4       12  3/4       12  1/8       11  3/4
   Low                  9  3/4       10  5/8       10  5/8       10


                        1996
                        Total
                    ------------
Net sales           $211,363,709
Gross profit        $ 35,804,568
Net income          $ 10,729,493
Earnings per share  $        .66
Dividends declared  $        .32
Market price per
 share
  High                  12 3/4
  Low                    9 3/4










                                      32
                                        Quarter Ended
                    ------------------------------------------------------
1995                  March 31      June 30     September 30   December 31
                    ------------  ------------  ------------  ------------
 Net sales          $ 55,052,191  $ 57,070,658  $ 48,551,668  $ 49,049,045
 Gross profit       $ 12,191,603  $ 11,280,312  $  8,736,647  $  9,372,115
 Net income         $  4,083,884  $  3,963,481  $  2,784,742  $  3,199,956
 Earnings per share $        .25  $        .24  $        .17  $        .19
 Dividends declared $        .07  $        .08  $        .08  $        .08
 Market price per
  share
   High                10  5/8       12  3/8       12            11  7/8
   Low                  9  1/4        9  7/8       10  3/8        9  7/8


                        1995
                        Total
                    ------------
Net sales           $209,723,562
Gross profit        $ 41,580,677
Net income          $ 14,032,063
Earnings per share  $        .85
Dividends declared  $        .31
Market price per
 share
  High                 12 3/8
  Low                   9 1/4
































                                      33
                        INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of O'Sullivan Corporation

We have audited the accompanying consolidated balance sheets of O'Sullivan Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O'Sullivan Corporation and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


                                     /s/  YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
January 24, 1997
























                                      34
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

None























































                                      35
                                  PART III


Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Corporation's Directors and Director nominees, see pages 3 through 5 of the Corporation's definitive Proxy Statement dated March 28, 1997 which pages are incorporated herein by reference. For information concerning the compliance by directors, officers and beneficial owners of more than 10% of the Corporation's stock with the requirement of Section 16(a) of the Securities Exchange Act of 1934, see page 6 of the Corporation's Definitive Proxy Statement dated March 28, 1997, which page is incorporated herein by reference.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of O'Sullivan Corporation at December 31, 1996 are listed below. All officers are elected by the Board of Directors for a one year term. There are no family relationships among officers or any other arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

                                                               Served As
         Name              Age              Office           Officer Since
---------------------     ----      ---------------------    -------------
James T. Holland           56       President                     1976
C. Bryant Nickerson        50       Secretary & Treasurer         1986
Phillip S. Griffin         58       Vice President                1975
John S. Campbell           46       Vice President                1986

Mr. Holland has served in the following capacities for the Corporation; Treasurer, 1976-1979, Vice President and Treasurer, 1979-1984, Executive Vice President and Chief Operating Officer, 1984-1986, President and Chief Operating Officer, 1986-1995, President and Chief Executive Officer, 1995 to the Present.

Mr. Nickerson has been employed by the Corporation since 1973 serving in various capacities within the corporate financial area. He has served as Controller and Treasurer and Chief Accounting Officer before being elected as Secretary, Treasurer and Chief Financial Officer in 1995.

Mr. Griffin has served the Corporation in various capacities in sales, manufacturing and corporate management since 1968. He has served as a Vice President since 1975 and also served as the President of Melnor Inc., a subsidiary of the Corporation. Mr. Griffin retired from the Corporation effective January 31, 1997.

Mr. John S. Campbell has served as a Vice President since 1986. He has been employed by the Corporation since 1973 and has been involved in both the sales and manufacturing operations of the calendered plastics products business of the Corporation.







                                      36
Other Officers of the Registrant
                                                               Served As
         Name              Age              Office           Officer Since
---------------------     ----      ---------------------    -------------
William O. Bauserman       53       Vice President                1987
Ewen A. Campbell           49       Vice President                1993
Dee S. Johnston            60       Vice President                1992
Michael J. Meissner        57       Vice President                1995
James L. Tremoulis         43       Vice President                1986
Robert C. Westfall         54       Vice President                1979

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


Item 11.        EXECUTIVE COMPENSATION

See Pages 7 through 12 of the Corporation's Proxy Statement dated March 28, 1997, which pages are incorporated herein by reference.


Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

See Pages 3 through 6 of the Corporation's Proxy Statement dated March 28, 1997, which pages are incorporated herein by reference.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1996 that would be applicable for disclosure under this item.

                                      37
                                  PART IV


Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                      8-K

(a).    (1)     Financial Statements                                   Page

                Included in Part II, Item 8, of this report:

                Report of Independent Auditors                          34

                Consolidated Balance Sheets at December 31, 1996
                  and 1995                                              12

                Consolidated Statements of Income for the Years
                  Ended December 31, 1996, 1995 and 1994                13

                Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1996, 1995 and 1994         14-15

                Consolidated Statements of Changes in
                  Stockholders' Equity for the Years Ended
                  December 31, 1996, 1995 and 1994                     16-17

                Consolidated Notes to Financial Statements             18-33


(a).   (2)      Financial Statement Schedules

                Included in part IV of this report:

                Report of Independent Auditors on Financial
                  Statement Schedule                                    40

                Schedule II - Valuation and Qualifying Accounts
                  and Reserves for the Years Ended December 31,
                  1996, 1995 and 1994                                   41

(a).   (3)      Exhibits

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



                                      38
Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                      8-K (continued)

                                                                       Page
                3.3   O'Sullivan Corporation Amended and Restated
                      Articles of Incorporation dated April 29, 1989, filed with the State Corporation Commission dated April 29, 1989, adopted by stockholders of O'Sullivan Corporation at the annual meeting held April 25, 1989. (Incorporated by reference to the March 31, 1989 Quarterly Report on Form
                      10-Q of the Corporation.)

                10.1 Compensatory arrangement with executive officers of the registrant. See Pages 7 through 12 of the Corporation's Proxy Statement dated March 28, 1997 which pages are incorporated herein by reference.

                10.2 Form of Employment Continuity Agreement between the Registrant and James T. Holland, John S. Campbell,
                      C. Bryant Nickerson, William O. Bauserman, Ewen A. Campbell, Dee S. Johnston, Michael M. Meissner, James L. Tremoulis and Robert C. Westfall.

                10.3 The O'Sullivan Corporation 1995 Stock Option Plan filed as exhibit 99.1 to the Corporation's Form S-8 registration statement (Registration Number 033-58895) filed with the Commission on April 28, 1995 and incorporated herein by reference.

                10.4 The O'Sullivan Corporation 1995 Outside Directors Stock Option Plan filed as exhibit 99.2 to the Corporation's Form S-8 registration statement (Registration Number 033-58895) filed with the Commission on April 28, 1995 and incorporated herein by reference.

                10.5 1985 Incentive Stock option Plan. Amended and Restated as of July 27, 1993. (Incorporated by reference to the Annual report on form 10-K for the Year Ended December 31, 1994.)

                21.   Subsidiaries of the Registrant - filed herewith

                23.   Consent of Independent Auditors - filed herewith

                24.   Powers of Attorney - filed herewith

                27.   Financial Data Schedule - filed herewith


(b).            Reports on Form 8-K

                There were no reports filed on Form 8-K for the quarter ended December 31, 1996.




                                      39



                        INDEPENDENT AUDITOR'S REPORT
                      ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of the O'Sullivan Corporation

The examination referred to in our opinion dated January 24, 1997 of the consolidated financial statements as of December 31, 1996 and 1995 and for the three years ended December 31 ,1996, 1995 and 1994 included the related supplemental financial schedule as listed in Item 14(a) 2, which, when considered in relation to the basis financial statements, present fairly in all material respects the information shown therein.

                                          /s/  YOUNT, HYDE & BARBOUR, P.C.









































                                      40
                O'SULLIVAN CORPORATION AND SUBSIDIARIES      Schedule II
                   VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 1996, 1995 and 1994

 Column A   Column B          Column C           Column D      Column E
---------- ---------- ------------------------ -----------   -----------
                              Additions
                      ------------------------
                         (1)          (2)
             Balance   Charged      Charged                    Balance
                at     to costs       to                         at
            Beginning    and         Other                       End
Description  of Year   Expense      Accounts   Deductions      of Year
---------- ---------- ----------  ------------ -----------   -----------
1996:
 Allowance
  for
  Doubtful
  Accounts $  898,648 $   74,872  $     -- --  $   170,128(A)$   803,392
           ========== ==========  ===========  ===========   ===========
1995:
 Allowance
  for
  Doubtful
  Accounts $  884,467 $  439,480  $     -- --  $   425,299(A)$   898,648
           ========== ==========  ===========  ===========   ===========
1994:
 Allowance
  for
  Doubtful
  Accounts $1,133,793 $1,138,617  $     -- --  $ 1,387,943(A)$   884,467
           ========== ==========  ===========  ===========   ===========

Note (A) - Write-offs of uncollectible accounts, net of recoveries.
           Column D for 1994 also includes a reduction of $27,013 for a bad debt allowance pertaining to a subsidiary disposed of during 1994.






















                                      41
                                SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 27, 1997                            O'SULLIVAN CORPORATION
--------------                            By: /s/ C. Bryant Nickerson
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


Arthur H. Bryant, II *                                    March 27, 1997
------------------------                                  --------------
Arthur H. Bryant, II        Chairman and Director              Date

/s/ James T. Holland                                      March 27, 1997
------------------------                                  --------------
James T. Holland            President, Chief Executive         Date
                            Officer and Director

/s/ C. Bryant Nickerson                                   March 27, 1997
-----------------------                                   --------------
C. Bryant Nickerson         Secretary, Treasurer and           Date
                            Chief Financial Officer

John J. Armstrong *                                       March 27, 1997
------------------------                                  --------------
John J. Armstrong           Director                           Date

C. Hugh Bloom *                                           March 27, 1997
------------------------                                  --------------
C. Hugh Bloom               Director                           Date

Magalen O. Bryant *                                       March 27, 1997
------------------------                                  --------------
Magalen O. Bryant           Director                           Date

Robert L. Burrus, Jr. *                                   March 27, 1997
------------------------                                  --------------
Robert L. Burrus, Jr.       Director                           Date

Max C. Chapman, Jr. *                                     March 27, 1997
------------------------                                  --------------
Max C. Chapman, Jr.         Director                           Date

R. Michael McCullough *                                   March 27, 1997
------------------------                                  --------------
R. Michael McCullough       Director                           Date


                                      42
Stephen P. Munn *                                         March 27, 1997
------------------------                                  --------------
Stephen P. Munn             Director                           Date


                      *  By:  /s/ James T. Holland
                              ---------------------
                              James T. Holland
                              Attorney-In-Fact


















































                                      43
                               EXHIBIT INDEX

                                                                     Page
               10.2      Employment Continuity Agreement             45-56

               21.       Subsidiaries of the Registrant               57

               23.       Consent of Experts                           58

               24.       Powers of Attorney                          59-66

               27.       Financial Data Schedule                      67















































                                      44