Form 10-Q
period 1997-03-31
OSULLIVAN CORP
filed 1997-05-09
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                   Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                Commission file number 1-4438


                        O'SULLIVAN CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 Virginia                          54-0463029
                ----------                         ----------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)


  1944 Valley Avenue, PO Box 3510, Winchester, Virginia    22601
  ----------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)


                           540-667-6666
                           ------------
       	Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X]   Yes  [  ]   No

As of April 30, 1997 there were 15,743,282 shares of Common Stock, Par Value $1, outstanding.













                        PART I.   FINANCIAL INFORMATION
                        ITEM 1.   FINANCIAL STATEMENTS
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               March 31,       December 31,
                                                 1997             1996
ASSETS                                      -------------    -------------
Current Assets
  Cash and cash equivalents                 $   3,953,515    $   6,494,657
  Receivables                                  34,734,036       30,809,386
  Inventories                                  40,668,796       41,787,941
  Deferred income tax assets                    1,279,140        1,381,957
  Other current assets                          2,397,157        4,045,365
                                            -------------    -------------
    Total current assets                    $  83,032,644    $  84,519,306
                                            -------------    -------------
Property, Plant and Equipment               $  46,944,581    $  47,127,292
                                            -------------    -------------
Other Assets                                $   9,304,758    $   9,175,842
                                            -------------    -------------
     Total assets                           $ 139,281,983    $ 140,822,440
                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt         $      63,721    $      70,094
  Accounts payable                             11,359,840       13,204,916
  Accrued expenses                              7,516,882        6,994,547
                                            -------------    -------------
     Total current liabilities              $  18,940,443    $  20,269,557
                                            -------------    -------------
Long-Term Debt                              $       9,247    $      15,790
                                            -------------    -------------
Other Long-Term Liabilities
  Deferred compensation                     $   1,641,642    $   1,685,792
  Employee benefits                             1,462,379        1,410,848
                                            -------------    -------------
                                            $   3,104,021    $   3,096,640
                                            -------------    -------------
Deferred Income Tax Liabilities             $   3,314,570    $   3,442,131
                                            -------------    -------------
Commitments and Contingencies               $       -- --    $       -- --
                                            -------------    -------------
Stockholders' Equity
  Common stock, par value $1 per share;
    authorized 30,000,000 shares            $  15,743,282    $  15,850,562
  Additional paid-in capital                    2,719,876        3,606,399
  Retained earnings                            95,984,427       95,022,594
  Cumulative translation adjustments             (296,441)        (243,791)
  Unrecognized pension costs, net of
    deferred tax effect                          (237,442)        (237,442)
                                            -------------    -------------
   Total stockholders' equity               $ 113,913,702    $ 113,998,322
                                            -------------    -------------
 Total liabilities and stockholders' equity $ 139,281,983    $ 140,822,440
                                            =============    =============
The accompanying notes are an integral part of the consolidated financial statements.

                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   For The Three Months Ended March 31,
                                   -----------------------------------
                                       1997                   1996
                                   ------------           ------------
Net sales                          $ 50,814,645           $ 56,156,946
Cost of products sold                42,719,942             43,794,445
                                   ------------           ------------
     Gross profit                  $  8,094,703           $ 12,362,501
                                   ------------           ------------
Operating expenses
  Selling and warehousing          $  2,577,055           $  2,984,608
  General and administrative          1,963,217              2,198,024
                                   ------------           ------------
                                   $  4,540,272           $  5,182,632
                                   ------------           ------------

      Income from operations       $  3,554,431           $  7,179,869
                                   ------------           ------------

Other income (expense)
  Interest income                  $    136,296           $    154,643
  Interest expense                       (9,309)               (40,384)
  Other, net                            (50,655)              (219,568)
                                   ------------           ------------
                                   $     76,332           $   (105,309)
                                   ------------           ------------

     Income before income taxes    $  3,630,763           $  7,074,560

Income taxes                          1,406,786              2,840,359
                                   ------------           ------------
     Net income                    $  2,223,977           $  4,234,201
                                   ============           ============

Net income per common share        $        .14           $        .26
                                   ============           ============

Dividends per common share         $        .08           $        .08
                                   ============           ============

Average shares outstanding           15,803,222             16,457,252
                                   ============           ============

The accompanying notes are an integral part of the consolidated financial statements.










                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                         For The Three Months Ended March 31,
                                         -----------------------------------
                                                 1997             1996
                                             ------------     ------------
Cash Flows from Operating Activities
  Net income                                 $  2,223,977     $  4,234,201
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
    Depreciation and amortizaton                1,903,778        1,850,989
    Provision for doubtful acounts                108,113          106,077
    Deferred income taxes                         (23,016)        (137,387)
    (Gain) on disposal of assets                   (8,062)           -- --
    Interest accrual on zero coupon
      notes receivable                             (3,321)          (3,413)
    Interest accrual on zero coupon
      notes payable                                 -- --           36,813
    Foreign currency exchange rate (gains) losses  25,907          (34,642)
    Unremitted (income) loss from joint venture   (54,903)         105,415
    Changes in operating assets and liabilities:
      Receivables                              (4,032,763)      (7,407,378)
      Inventories                               1,119,145         (123,634)
      Other current assets                      1,648,208        1,822,102
      Accounts payable                         (1,845,076)        (840,239)
      Accrued expenses                            522,335          (69,097)
                                             ------------     ------------
Net cash provided by (used in)
 operating activities                        $  1,584,322     $   (460,193)
                                             ------------     ------------
Cash Flows from Investing Activities
  Purchase of property, plant and equipment  $ (1,716,639)    $ (2,086,588)
  Proceeds from disposal of assets                 17,787            -- --
  (Increase) in deposits                          (12,525)          (2,000)
  Loan to joint venture                             -- --         (245,000)
  Other, net                                     (145,226)         145,218
                                             ------------     ------------
Net cash used in investing activities        $ (1,856,603)    $ (2,188,370)
                                             ------------     ------------
Cash Flows from Financing Activities
  Repayment of long-term debt                $    (12,914)    $    (11,633)
  Purchase of common stock                       (993,803)      (1,716,778)
  Cash dividends paid                          (1,262,144)      (1,314,514)
                                             ------------     ------------
Net cash used in financing activities        $ (2,268,861)    $ (3,042,925)
                                             ------------     ------------
Decrease in cash and cash equivalents        $ (2,541,142)    $ (5,691,488)

Cash and cash equivalents at beginning
 of period                                      6,494,657       10,400,583
                                             ------------     ------------
Cash and cash equivalents at end
 of period                                   $  3,953,515     $  4,709,095
                                             ============     ============
The accompanying notes are an integral part of the consolidated financial statements.


                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.     Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of O'Sullivan Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These statements should be read in conjunction with the financial statements notes and other disclosures thereto included in the Corporation's 1996 Annual
Report to Stockholders and Form 10-K.

Investments in affiliates in which the Corporation has a 20% to 50% interest are carried at cost adjusted for the Corporation's proportionate share of the affiliate's undistributed earnings or loss.

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring accruals and adjustments, necessary to fairly present the Corporation's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

Per share information was calculated on the weighted average common shares outstanding at March 31, 1997 and 1996 that were 15,803,222 and 16,457,252, respectively.

Certain amounts for 1996 have been reclassified to reflect comparability with account classifications for 1997.



Note B.     Supplementary Balance Sheet Detail

                                              March 31,     December 31,
                                                1997            1996
                                            ------------    ------------
Receivables
 Accounts receivable                        $ 35,487,559    $ 31,612,778
 Less allowance for doubtful accounts            753,523         803,392
                                            ------------    ------------
                                            $ 34,734,036    $ 30,809,386
                                            ============    ============

Receivable balances for automotive related business were $14,327,583 at March 31, 1997 and $12,736,630 at December 31, 1996.








Note B.     Supplementary Balance Sheet Detail (Continued)

                                              March 31,     December 31,
                                                1997            1996
                                            ------------    ------------
Inventories
 Finished goods                             $ 13,997,241    $ 14,780,621
 Work in process                               8,883,581       9,000,680
 Raw materials                                14,441,416      14,794,005
 Supplies                                      3,346,558       3,212,635
                                            ------------    ------------
                                            $ 40,668,796    $ 41,787,941
                                            ============    ============

Slow moving inventories were $767,951 at March 31, 1997 and $695,265 at December 31, 1996. Slow moving inventories is an estimate of inventory held in excess of one year's requirements, based on historical sales volumes.


Property, Plant and Equipment
 Land                                       $  1,213,984    $  1,214,544
 Buildings                                    28,276,616      27,701,240
 Machinery and equipment                      72,239,655      71,370,912
 Transportation equipment                      3,875,321       3,838,249
                                            ------------    ------------
                                            $105,605,576    $104,124,945
 Less accumulated depreciation                58,660,995      56,997,653
                                            ------------    ------------
                                            $ 46,944,581    $ 47,127,292
                                            ============    ============

Accrued Expenses
 Accrued compensation                       $  2,181,979    $  2,680,035
 Employee benefits                             1,207,505         945,277
 Dividends payable                             1,263,436       1,274,621
 Marketing and selling expenses                1,506,939       1,521,449
 Other accrued expenses                        1,357,023         573,165
                                            ------------    ------------
                                            $  7,516,882    $  6,994,547
                                            ============    ============


Note C.     Debt

                                              March 31,     December 31,
                                                1997            1996
                                            ------------    ------------
 Non-interest bearing obligation to
  Melnor Industries, Inc.                   $     34,138    $     34,138

 Capital lease obligations and other debt         38,830          51,746
                                            ------------    ------------
                                            $     72,968    $     85,884
 Less current maturities                          63,721          70,094
                                            ------------    ------------
                                            $      9,247    $     15,790
                                            ============    ============



Note D.     Investment in Unconsolidated Joint Venture

The Corporation has a 49% equity interest in Kiefel Technologies, Inc. Kiefel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Summary income statement information for Kiefel is as follows:
                                       For The Three Months Ended March 31,
                                       ------------------------------------
                                               1997           1996
                                           ------------   ------------
Net sales                                  $  1,753,383   $     55,568
Gross profit (loss)                        $    322,964   $    (30,963)
Net income (loss)                          $    112,046   $   (215,133)

Corporation's share of net income (loss)   $     54,903   $   (105,415)


Note E.     Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                                      For The Three Months Ended March 31,
                                      ------------------------------------
                                              1997         1996
                                          -----------  ------------
Cash payments for interest,
  net of interest capitalized             $     8,939  $      3,240
                                          ===========  ============

Cash payments for income taxes            $   242,945  $    427,612
                                          ===========  ============
































                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
O'Sullivan Corporation
Winchester, Virginia


We have reviewed the accompanying condensed consolidated balance sheet of O'Sullivan Corporation and Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of O'Sullivan Corporation and Subsidiaries as of December 31, 1996, and the related statements of income and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1997, we expressed an unqualified opinion on those financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                   /s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
April 29, 1997













ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (First Quarter, 1997 versus First Quarter, 1996)
----------------------------------------------------------------------

Consolidated Operating Results

O'Sullivan Corporation's consolidated net sales for the first quarter of 1997 were $50.8 million, a decrease of $5.3 million or 9.5%, compared to net sales of $56.2 million for the first quarter of 1996. Consolidated net income was $2.2 million for the first quarter of 1997 and $4.2 million for the first quarter of 1996, a decrease of $2.0 million or 47.5%.

Income tax expense was $1.4 million for the first quarter of 1997 and $2.8 million for the first quarter of 1996. The reduction in the provision for income taxes resulted from the reduced level of pre-tax income for the first quarter of 1997 and a reduced charge for state income taxes as a percentage of pre-tax income for the same period. The Corporation's effective tax rate for the first quarter of 1997 was 38.7% compared to 40.2% for the first quarter of 1996.

Net other income increased by approximately $181 thousand compared to the first quarter of 1996. The increase was the result of a decline in interest expense and an improvement in earnings of a non-consolidated affiliate when compared to the first quarter of 1996.


Plastics Products Segment Operating Results

Net sales for the Plastics Products segment were $40.5 million for the first quarter of 1997 and $42.8 million for the first quarter of 1996. The 1997 sales represent a decrease of $2.4 million or 5.5%. The sales decrease recorded during the first quarter was a result of sales volume decreases in substantially all products produced by this segment, both automotive and non-automotive businesses. Automotive sales declines were the results of lower consumer demand for those products, such as Ford Motor Company's Taurus and Sable, produced by this segment. Due to changes in consumer demand the customer base serviced by this segment was required to adjust and make inventory corrections which resulted in lower than anticipated sales volume. Sales of non-automotive products declined during the quarter due to a general slowness and weakness in the markets serviced by this segment.

The gross margin for this segment was 15.1% for the first quarter of 1997 and 21.9% for the first quarter of 1996. The decline was substantially a result of price increases absorbed by the segment for key raw materials.
Competitive pressures in the markets served by the Plastics Products segment have generally prevented passing through any raw material price increases for an extended period of time although the increases have accelerated in recent months. The gross margin was also detrimentally affected by the decline in the net sales of the segment that caused higher unit costs for fixed charges and certain indirect labor and benefit costs.







Selling expenses were 3.1% of net sales the for first quarter of both 1997 and 1996. The total selling expenses decreased from 1996 to 1997 by approx-imately $81 thousand due to lower charges for compensation and benefits, sales commissions and bad debts. General and administrative expenses as a percentage of sales declined from 3.9% for the first quarter of 1996 to 3.8% for the first quarter of 1997. The decreased costs resulted from reductions in administrative compensation costs related to the performance incentive program.



Consumer Products Segment Operating Results

Net sales were $10.4 million for the Consumer Products segment for the first quarter of 1997. Net sales for the first quarter of 1996 were $13.3 million. The net sales for the first quarter of 1997 were a decline of $2.9 million compared to the first quarter of 1996, or 22.3%. Sales declines for this business segment are primarily the results of business lost due to price, delivery and quality problems associated with last year's selling season. Also, orders for this business segment have been slow to materialize due to the unusual cold weather experienced in the northern hemisphere.

The gross margin for the first quarter of 1997 was 19.3% compared to 22.5% for
the first quarter of 1996.   The gross margins were negatively affected by the
decline in net sales of this segment that caused higher unit costs for other fixed charges and certain indirect labor and benefit costs.

Selling expenses for this segment decreased by $327 thousand when compared to the first quarter of 1996. The reduction was primarily due to lower charges for selling compensation and benefits, sales commissions and rebates, and co-op advertising costs. Selling expenses were 12.8% of net sales for the first quarter of 1997 and 12.4% of net sales for the first quarter of 1996. General and administrative expenses for the segment were $433 thousand and $519 thousand for the first quarter of 1997 and 1996, respectively. The costs declined due to staffing reductions resulting in lower compensation and benefit costs.



Liquidity and Capital Resources

Operating activities provided net cash of $1.6 million for the first quarter of 1997 compared to net cash used in operating activities of $460 thousand for the first quarter of 1996. Reductions in inventory levels and lower seasonal accounts receivable requirements for the consumer products segment offset the reduced net income for the quarter as compared to 1996 and a substantial reduction in the level of accounts payable for the first quarter of 1997. The Corporation made expenditures of $994 thousand to purchase the Corporation's stock under a plan previously authorized by the Board of Directors.

Capital outlay was $1.7 million for the first quarter of 1997. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1997 is expected to be between $7 and $9 million.

The Corporation has in place a $35 million line of credit to provide capital to finance capital outlay and/or acquisitions.



Management believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1997.

























































                         PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings

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


Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of O'Sullivan Corporation was held on
April 29, 1997, for the purpose of electing a board of directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.


Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                10.3 The O'Sullivan Corporation 1995 Stock Option Plan filed as exhibit 99.1 to the Corporation's Form S-8 registra-tion statement (Registration Number 033-58895) filed with the Commission on April 28, 1995 and incorporated herein by reference.

               	10.4 The O'Sullivan Corporation 1995 Outside Directors Stock Option Plan filed as exhibit 99.2 to the Corporation's Form S-8 registration statement (Registration Number 033-58895) filed with the
                      Commission on April 28, 1995 and	incorporated herein
                      by reference.

                10.5 1985 Incentive Stock Option Plan, Amended and Restated as of July 27, 1993. (Incorporated by reference to the Annual Report on Form 10-K for the Year Ended December 31,1993.)

                27 Article 5 of Regulation S-X, Financial Data Schedule for the first quarter, 1997 Form 10-Q.


           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.










                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   O'SULLIVAN CORPORATION


                                  /s/ James T. Holland
                                  -----------------------
                                  James T. Holland
                                  President and Chief
                                  Executive Officer


                                  /s/ C. Bryant Nickerson
                                  -----------------------
                                  C. Bryant Nickerson
                                  Secretary, Treasurer and
                                  Chief Financial Officer

May 9, 1997