Form 10-Q
period 1997-06-30
OSULLIVAN CORP
filed 1997-08-08
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                       Or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    	EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-4438

                        O'SULLIVAN CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Virginia                              54-0463029
         -------------------------------           -------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)



     1944 Valley Avenue,  PO Box 3510, Winchester, Virginia,    22601
     ----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


                                 540-667-6666
              --------------------------------------------------
              Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X]   Yes   [  ]   No

As of July 31, 1997 there were 15,743,222 shares of Common Stock, Par Value $1, outstanding.











                        PART I.   FINANCIAL INFORMATION
                        ITEM 1.   FINANCIAL STATEMENTS
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                June 30,        December 31,
ASSETS                                            1997              1996
Current Assets                               -------------     -------------
  Cash and cash equivalents                  $   8,668,758     $   6,192,431
  Receivables                                   28,457,240        23,788,028
  Inventories                                   22,856,829        26,407,284
  Deferred income tax assets                       989,201         1,085,021
  Other current assets                           1,510,338         3,483,706
  Assets of discontinued operations             27,752,107        29,693,643
                                             -------------     -------------
     Total current assets                    $  90,234,473     $  90,650,113
                                             -------------     -------------
Property, Plant and Equipment                $  40,773,690     $  41,426,522
                                             -------------     -------------
Other Assets                                 $   8,801,080     $   8,745,805
                                             -------------     -------------
     Total assets                            $ 139,809,243     $ 140,822,440
                                             =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                           $   9,993,642     $  10,269,685
  Accrued expenses                               5,428,565         5,553,811
  Liabilities of discontinued operations         2,089,506         4,524,140
                                             -------------     -------------
     Total current liabilities               $  17,511,713     $  20,347,636
                                             -------------     -------------
Other Long-Term Liabilities
  Deferred compensation                      $   1,591,492     $   1,685,792
  Employee benefits                              1,354,322         1,412,373
                                             -------------     -------------
                                             $   2,945,814     $   3,098,165
                                             -------------     -------------
Deferred Income Tax Liabilities              $   3,151,048     $   3,134,526
                                             -------------     -------------
Commitments and Contingencies                $       -- --     $       -- --
                                             -------------     -------------
Stockholders' Equity
  Common stock, par value $1 per share;
    authorized 30,000,000 shares             $  15,743,222     $  15,850,562
  Additional paid-in capital                     2,719,373         3,606,399
  Retained earnings                             97,975,515        95,022,594
  Unrecognized pension costs, net of
    deferred tax effect                           (237,442)         (237,442)
                                             -------------     -------------
     Total stockholders' equity              $ 116,200,668     $ 114,242,113
                                             -------------     -------------
  Total liabilities and stockholders' equity $ 139,809,243     $ 140,822,440
                                             =============     =============
The accompanying notes are an integral part of the consolidated financial statements.



                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                     For The Three Months Ended June 30,
                                     ----------------------------------
                                           1997                  1996
                                       ------------       ------------
Net sales                              $ 44,706,832       $ 47,846,657
Cost of products sold                    37,017,828         39,459,288
                                       ------------       ------------
       Gross profit                    $  7,689,004       $  8,387,369
                                       ------------       ------------
Operating expenses
  Selling and warehousing              $  1,327,032       $  1,277,348
  General and administrative              1,406,197          1,395,009
                                       ------------       ------------
                                       $  2,733,229       $  2,672,357
                                       ------------       ------------

       Income from operations          $  4,955,775       $  5,715,012
                                       ------------       ------------
Other income (expense)
  Interest income                      $    738,624       $    639,599
  Other, net                                (57,624)           474,250
                                       ------------       ------------
                                       $    681,000       $  1,113,849
                                       ------------       ------------
  Income from continuing operations
    before income taxes                $  5,636,775       $  6,828,861

Income taxes                              2,219,454          2,724,999
                                       ------------       ------------
  Income from continuing operations    $  3,417,321       $  4,103,862

Discontinued operations:
  Income(loss) from discontinued
    operations, net of taxes               (166,801)           126,743
                                       ------------       ------------
       Net income                      $  3,250,520       $  4,230,605
                                       ============       ============
Net income (loss) per common share:
  Net income per common share from
    continuing operations              $        .22       $        .25

  Net income (loss) per common share
    from discontinued operations               (.01)               .01
                                       ------------       ------------
       Net income per common share     $        .21       $        .26
                                       ============       ============

Dividends per common share             $        .08       $        .08
                                       ============       ============

Average share outstanding                15,743,272         16,252,022
                                       ============       ============
The accompanying notes are an integral part of the consolidated financial statements.

                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                      For The Six Months Ended June 30,
                                      --------------------------------
                                           1997               1996
                                       ------------       ------------
Net sales                              $ 85,170,637       $ 90,680,504
Cost of products sold                    71,389,048         72,933,457
                                       ------------       ------------
       Gross profit                    $ 13,781,589       $ 17,747,047
                                       ------------       ------------
Operating expenses
  Selling and warehousing              $  2,578,278       $  2,609,314
  General and administrative              2,936,621          3,073,805
                                       ------------       ------------
                                       $  5,514,899       $  5,683,119
                                       ------------       ------------

       Income from operations          $  8,266,690       $ 12,063,928
                                       ------------       ------------
Other income
  Interest income                      $  1,404,919       $  1,239,887
  Other, net                                 21,494            325,456
                                       ------------       ------------
                                       $  1,426,413       $  1,565,343
                                       ------------       ------------
  Income from continuing operations
    before income taxes                $  9,693,103       $ 13,629,271

Income taxes                              3,777,775          5,453,772
                                       ------------       ------------
  Income from continuing operations    $  5,915,328       $  8,175,499

Discontinued operations:
  Income (loss) from discontinued
    operations, net of taxes               (440,831)           289,307
                                       ------------       ------------
       Net income                      $  5,474,497       $  8,464,806
                                       ============       ============
Net income (loss) per common share:
  Net income per common share from
    continuing operations              $        .38       $        .50

  Net income (loss) per common share
    from discontinued operations               (.03)               .02
                                       ------------       ------------
       Net income per common share     $        .35       $        .52
                                       ============       ============

Dividends per common share             $        .16       $        .16
                                       ============       ============

Average shares outstanding               15,743,247         16,354,637
                                       ============       ============
The accompanying notes are an integral part of the consolidated financial statements.

                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                           For The Six Months Ended June 30,
                                           --------------------------------
                                                1997               1996
                                            ------------       ------------
Cash Flows from Operating Activities
  Net income from continuing operations     $  5,915,328       $  8,175,499
  Adjustments to reconcile net income
    from continuing operations to net
    cash provided by operating activities
    of continuing operations:
      Depreciation                             2,713,800          2,643,570
      Provision for doubtful accounts              -- --             47,000
      Deferred income taxes                        9,902           (155,915)
      (Gain) on disposal of assets                (9,906)          (598,801)
      Unremitted (income) loss from joint
        venture                                     (462)           173,481
      Changes in operating assets and
        liabilities:
        Receivables                           (4,669,212)        (4,676,794)
        Inventories                            3,550,455          2,005,428
        Other current assets                   1,973,368          1,050,619
        Accounts payable                        (276,043)         2,338,398
        Accrued expenses                         125,246         (2,404,444)
                                            ------------       ------------
Net cash provided by operating activities   $  9,332,476       $  8,598,041
                                            ------------       ------------
Cash Flows from Investing Activities
  Purchase of property, plant and equipment $ (2,611,539)      $ (2,866,632)
  Proceeds from disposal of assets                14,287          1,110,788
  Loan to joint venture                            -- --           (245,000)
  Funds advanced to discontinued operations   (1,244,197)        (4,807,323)
  Other, net                                     501,242            347,339
                                            ------------       ------------
Net cash (used in) investing activities     $ (3,340,207)      $ (6,460,828)
                                            ------------       ------------
Cash Flows from Financing Activities
  Purchase of common stock                  $   (994,366)      $ (3,898,764)
  Cash dividends paid                         (2,521,576)        (2,606,763)
                                            ------------       ------------
Net cash (used in) financing activities     $ (3,515,942)      $ (6,505,527)
                                            ------------       ------------
Increase (decrease) in cash and cash
  equivalents                               $  2,476,327       $ (4,368,314)

Cash and cash equivalents at beginning
  of period                                    6,192,431         10,456,131
                                            ------------       ------------
Cash and cash equivalents at end
  of period                                 $  8,668,758       $  6,087,817
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

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring accruals and adjustments, necessary to fairly present the Corporation's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the three and six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

Per share information was calculated on the weighted average common shares outstanding at June 30, 1997 and 1996 that were 15,773,247 and 16,354,637, respectively.

Certain amounts for 1996 have been reclassified to reflect comparability with account classifications for 1997.


Note B.   Discontinued Operations

On July 16, 1997 the Corporation agreed to sell to GH Acquisition Corp. substantially all of Registrant's consumer products business , identified as Melnor Inc., including the stock of Melnor's wholly-owned subsidiary, Melnor Canada, Ltd. The sales became effective July 31, 1997 after the receipt of various governmental approvals.

The final net purchase price is estimated to be approximately $21 million. The price is subject to adjustments made at the completion of a Closing Balance Sheet as of July 31, 1997 agreed to by the Registrant and GH Acquisition Corp.

The estimated loss on the disposal of the business is $5.0 million (net of income tax benefit of $1.685 million). The loss includes the estimated loss from the disposal of substantially all of the business's assets along with expenses associated with disposal activities, including severance costs, professional fees and potential variances in projected operations of the business during the fiscal year subsequent to the transaction.




Operating results of the consumer products segment for the three and six months ended June 30, 1997 and 1996 have been segregated in the accompanying income statements. Income tax (benefits) for the three and six months ended June 30, 1997 were $(84,881) and $(236,416), respectively. Income tax expense for the three and six months ended June 30, 1996 were $52,502 and $164,088, respectively.

Net sales of the Consumer Products segment were $9,443,444 and $19,794,284 for the three and six months ended June 30, 1997, respectively. Net sales were $15,562,897 and $28,885,996 for the three and six months ended June 30, 1996, respectively. These amounts are not included in net sales reported in the accompanying income statements.

The net assets, liabilities and stockholders' equity adjustments of Melnor Inc. included in the accompanying consolidated balance sheet as of June 30, 1997 and December 31, 1996 are as follows:

                                         June 30,       December 31,
                                           1997             1996
                                       ------------     ------------
Assets
  Cash and cash equivalents            $    170,761     $    302,226
  Receivables                             7,862,886        7,021,358
  Inventories                            13,661,559       15,380,657
  Deferred income tax assets                306,437          296,936
  Other current assets                      144,349          561,659
  Property, plant and equipment           5,193,695        5,700,770
  Other assets                              412,420          430,037
                                       ------------     ------------
                                       $ 27,752,107     $ 29,693,643
                                       ============     ============
Liabilities and Stockholders' Equity Adjustments
  Current maturities of
    long-term debt                     $     62,296     $     70,094
  Accounts payable                          801,506        2,935,231
  Accrued expenses                        1,347,561        1,440,736
  Long-term debt                              -- --           15,790
  Long-term liabilities                      (1,086)          (1,525)
  Deferred income tax liabilities           162,673          307,605
  Cumulative translation adjustments       (283,444)        (243,791)
                                       ------------     ------------
                                       $  2,089,506     $  4,524,140
                                       ============     ============

The foregoing amounts have been classified as current at June 30, 1997 and December 31, 1996 since the sale of the discontinued operations is expected to be completed during August, 1997.













Note C.   Supplementary Balance Sheet Detail

                                         June 30,       December 31,
                                           1997             1996
                                       ------------     ------------
Receivables
  Accounts receivable                  $ 29,039,572     $ 24,361,797
  Less allowance for doubtful
    accounts                                582,332          573,769
                                       ------------     ------------
                                       $ 28,457,240     $ 23,788,028
                                       ============     ============

Receivable balances for automotive related business were $15,507,599 at June 30, 1997 and $12,736,630 at December 31, 1996.


Inventories
  Finished goods                       $  4,431,830     $  5,563,314
  Work in process                         5,067,589        7,080,058
  Raw materials                           9,970,794       10,551,277
  Supplies                                3,386,616        3,212,635
                                       ------------     ------------
                                       $ 22,856,829     $ 26,407,284
                                       ============     ============

Property, Plant and Equipment
  Land                                 $  1,289,695     $  1,160,065
  Buildings                              27,057,901       25,959,282
  Machinery and equipment                57,143,688       60,004,921
  Transportation equipment                3,875,321        3,838,249
                                       ------------     ------------
                                       $ 89,366,605     $ 90,962,517
 Less accumulated depreciation           48,592,915       49,535,995
                                       ------------     ------------
                                       $ 40,773,690     $ 41,426,522
                                       ============     ============

Accrued Expenses
  Accrued compensation                 $  2,133,189     $  2,596,388
  Employee benefits                       1,092,836          967,427
  Dividends payable                       1,257,547        1,274,621
  Other accrued expenses                    944,993          715,375
                                       ------------     ------------
                                       $  5,428,565     $  5,553,811
                                       ============     ============














Note D.     Investment in Unconsolidated Joint Venture

The Corporation has a 49% equity interest in Keifel Technologies, Inc. Keifel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Summary income statement information for Kiefel is as follows:

                                       For The Three Months Ended June 30,
                                       -----------------------------------
                                               1997             1996
                                           ------------     ------------
Net sales                                  $  1,268,603     $    881,120
Gross profit                               $    287,770     $    165,448
Net (loss)                                 $   (111,104)    $   (138,909)

Registrant's share of net (loss)           $    (54,441)    $    (68,066)


                                        For The Six Months Ended June 30,
                                       -----------------------------------
                                               1997             1996
                                           ------------     ------------
Net sales                                  $  3,021,986     $    936,688
Gross profit                               $    610,734     $    134,485
Net income (loss)                          $        942     $   (354,042)

Registrant's share of net income (loss)    $        462     $   (173,481)


Note E.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information for
Continuing Operations

                                        For The Six Months Ended June 30,
                                        --------------------------------
                                           1997                  1996
                                       ------------          ------------
  Cash payments for interest           $      7,108          $      1,282
                                       ============          ============

  Cash payments for income taxes       $  2,670,407          $  4,319,714
                                       ============          ============






















                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
O'Sullivan Corporation
Winchester, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of O'Sullivan Corporation and Subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and cash flows for the three and six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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


Winchester, Virginia
August 7, 1997









ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Second Quarter, 1997 versus Second Quarter, 1996)
------------------------------------------------------------------------

Continuing Operations (Plastics Products Segment) Operating Results

Net sales for the Plastics Products segment were $44.7 million for the second quarter of 1997 and $47.8 million for the second quarter of 1996. The 1997 sales represent a decrease of $3.1 million or 6.6%. The sales decrease recorded during the second quarter was primarily a result of sales volume decreases in those products produced for the non-automotive businesses. Automotive product sales were flat compared to the same period last year. However, consumer demand and automotive product sales increased compared to the first quarter of 1997. Non-automotive products declined during the quarter when compared to the second quarter of 1996 due to a general weakness in demand and increased competitive pricing pressures.

The gross margin for this segment was 17.2% for the first quarter of 1997 and 17.5% for the second quarter of 1996. The decline was substantially a result of the decline in net sales of the segment that caused higher unit costs for fixed charges and certain indirect labor and benefit costs. Competitive pressures in the markets served by the Plastics Products segment have generally prevented passing through any raw material price increases.

Selling expenses were 3.0% of net sales for the second quarter of 1997 and 2.7% for the second quarter of 1996. The monetary increase in selling expenses was a result of minor increases in compensation costs associated with this area. General and administrative expenses as a percentage of sales were 3.1% for the second quarter of 1997 compared to 2.9% for the second quarter of 1996. Total monetary costs for general and administrative costs were virtually the same for the second quarter of both 1997 and 1996. Increases in compensation and benefits for employees associated with this area were offset by reductions in professional fees for the second quarter of 1997 when compared to 1996.

Other income for the segment declined for the second quarter of 1997 from 1996 by approximately $433 thousand. Other income for the second quarter of 1996 included a pre-tax gain of $599 thousand from the sale of assets.

Income tax expense for continuing operations was $2.2 million for the second quarter of 1997 (an effective rate of 39.4%) and $2.7 million for the second quarter of 1996 (an effective rate of 39.9%). The reduction in income tax expense resulted from the reduced level of income along with a reduction in the charge for state income taxes.



Results of Operations (Six Months Ended June 30, 1997 versus Six Months Ended June 30, 1996)
-----------------------------------------------------------------------

Continuing Operations (Plastics Product Segment) Operating Results

Net sales for the Plastics Products segment were $85.2 million for the six months ended June 30, 1997 compared to $90.7 million for the first six months of 1996. The 1997 sales represent a decrease of $5.5 million or 6.1%. The sales decrease recorded for the six months ended June 30, 1997 was the result of decreased sales for the automotive products produced by this segment and a decline in non-automotive products produced by the segment. Sales of automotive products were influenced by lower consumer demand for those products, primarily during the first quarter of 1997. Sales of non-automotive products produced by the segment declined during the six months ended June 30, 1997 due to a general weakness in demand and increased competitive pricing pressures.

The gross margin for this segment was 16.2% for the six months ended June 30, 1997 and 19.6% for the six months ended June 30, 1996. The decline was substantially a result of price increases absorbed by the segment for key raw materials. Competitive pressures in the markets served by the Plastics Products segment have generally prevented passing through any raw material price increases for an extended period of time.

Selling expenses year to date through both June 30, 1997 and 1996 were $2.6 million representing 3.0% of net sales for 1997 and 2.9% of net sales for 1996. Minor increases in compensation costs were offset by a similar reduction in bad debt expense through June 30. General and administrative expenses as a percentage of sales were 3.4% through June 30 for both 1997 and 1996. Professional fees declined by approximately $120 thousand through the first six months of 1997 when compared to the first six months of 1996. This reduction was offset by increases in compensation and insurance costs.

Other income for the segment declined by approximately $140 thousand for the six months ended June 30, 1997 compared to the similar period for 1996. The 1996 period included the gain from the sale of assets of $599 thousand (pre-tax) mentioned in the second quarter analysis.

Income tax expense for continuing operations was $3.8 million for the six months ended June 30, 1997 (an effective rate of 39.0%) and $5.5 million for the first six months of 1996. (an effective rate of 40.0%). As described in the second quarter analysis, the reduction in income tax expense resulted from the reduced level of income along with a reduction in the charge for state income taxes.


Liquidity and Capital Resources

Operating activities of continuing operations provided net cash of $9.3 million for the first six months of 1997 and $8.6 million for the first six months of 1996. Total cash and cash equivalents of continuing operations increased $2.5 million for the first six months of 1997 compared to a decrease of $4.4 million for the first six months of 1996. The major factors for the improvement were the reduction in funds committed to purchases of the Corporation's common stock and a reduction in the level of funds advanced to discontinued operations.

Capital outlay for continuing operations was $2.6 million for the first six months of 1997. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1997 is expected to be between $5 and $7 million.

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

             27 Article 5 of Regulation S-X, Financial Data Schedule for the second quarter, 1997 Form 10-Q.


         (b) Reports on Form 8-K - report dated July 16, 1997, disclosing the Asset Purchase Agreement and the Agreement Concerning the Canadian Collective Bargaining Ageement in regard to the proposed sale of substantially all of the assets of the Melnor Inc. subsidiary of Registrant.































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



August 8, 1997