Form 10-Q
period 1997-09-30
OSULLIVAN CORP
filed 1997-11-12
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

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

As of October 31, 1997 there were 15,743,102 shares of Common Stock, Par Value $1, outstanding.











                        PART I.   FINANCIAL INFORMATION
                        ITEM 1.   FINANCIAL STATEMENTS
                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                             September 30,     December 31,
                                                  1997              1996
ASSETS                                        (Unaudited)
Current Assets                               -------------     -------------
  Cash and cash equivalents                  $  34,551,422     $   6,192,431
  Receivables                                   25,129,016        23,788,028
  Inventories                                   22,193,998        26,407,284
  Deferred income tax assets                     1,181,121         1,085,021
  Other current assets                           1,375,060         3,483,706
  Assets of discontinued operations                  -- --        29,693,643
                                             -------------     -------------
     Total current assets                    $  84,430,617     $  90,650,113
                                             -------------     -------------
Property, Plant and Equipment                $  40,649,069     $  41,426,522
                                             -------------     -------------
Other Assets                                 $  12,162,749     $   8,745,805
                                             -------------     -------------
     Total assets                            $ 137,242,435     $ 140,822,440
                                             =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                           $   9,810,706     $  10,269,685
  Accrued expenses                               5,940,695         5,553,811
  Liabilities of discontinued operations             -- --         4,524,140
                                             -------------     -------------
     Total current liabilities               $  15,751,401     $  20,347,636
                                             -------------     -------------

Other Long-Term Liabiliites                  $   5,382,159     $   3,098,165
                                             -------------     -------------

Deferred Income Tax Liabilities              $   2,038,630     $   3,134,526
                                             -------------     -------------
Commitments and Contingencies                $       -- --     $       -- --
                                             -------------     -------------
Stockholders' Equity
  Common stock, par value $1 per share;
    authorized 30,000,000 shares             $  15,743,182     $  15,850,562
  Additional paid-in capital                     2,718,988         3,606,399
  Retained earnings                             95,845,517        95,022,594
  Unrecognized pension costs, net of
    deferred tax effect                           (237,442)         (237,442)
                                             -------------     -------------
     Total stockholders' equity              $ 114,070,245     $ 114,242,113
                                             -------------     -------------
  Total liabilities and stockholders' equity $ 137,242,435     $ 140,822,440
                                             =============     =============
The accompanying notes are an integral part of the consolidated financial statements.





                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                         For The Three Months Ended
                                                September 30,
                                     ----------------------------------
                                           1997               1996
                                       ------------       ------------
Net sales                              $ 38,828,516       $ 41,626,488
Cost of products sold                    32,893,603         34,934,224
                                       ------------       ------------
       Gross profit                    $  5,934,913       $  6,692,264
                                       ------------       ------------
Operating expenses
  Selling and warehousing              $  1,252,614       $  1,194,217
  General and administrative              1,361,458          1,356,523
                                       ------------       ------------
                                       $  2,614,072       $  2,550,740
                                       ------------       ------------

       Income from operations          $  3,320,841       $  4,141,524
                                       ------------       ------------
Other income
  Interest income                      $    609,204       $    583,278
  Other, net                                371,843             82,127
                                       ------------       ------------
                                       $    981,047       $    665,405
                                       ------------       ------------
  Income from continuing operations
    before income taxes                $  4,301,888       $  4,806,929

Income taxes                              1,430,456          1,892,306
                                       ------------       ------------
  Income from continuing operations    $  2,871,432       $  2,914,623
                                       ------------       ------------

Discontinued operations:
  (Loss) from discontinued
    operations, net of taxes           $   (152,762)      $ (1,367,924)

  (Loss) on disposal of discontinued
    operations, net of taxes             (3,315,000)             -- --
                                       ------------       ------------
                                       $ (3,467,762)      $ (1,367,924)
                                       ------------       ------------

       Net income (loss)               $   (596,330)      $  1,546,699
                                       ============       ============










                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                  (Continued)

                                         For The Three Months Ended
                                                September 30,
                                     ----------------------------------
                                           1997               1996
                                       ------------       ------------
Net income (loss) per common share:
  Net income per common share from
    continuing operations              $        .18       $        .18

  Net (loss) per common share
    from discontinued operations               (.01)              (.08)

  Net (loss) per common share
    from disposal of discontinued
    operations                                 (.21)             -- --
                                       ------------       ------------
    Net income (loss) per common share $       (.04)      $        .10
                                       ============       ============

Dividends per common share             $        .08       $        .08
                                       ============       ============

Average share outstanding                15,743,215         16,023,372
                                       ============       ============
The accompanying notes are an integral part of the consolidated financial statements.




























                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                         For The Nine Months Ended
                                                September 30,
                                      --------------------------------
                                           1997               1996
                                      -------------      -------------
Net sales                             $ 123,999,153      $ 132,306,992
Cost of products sold                   104,282,651        107,867,681
                                      -------------      -------------
       Gross profit                   $  19,716,502      $  24,439,311
                                      -------------      -------------
Operating expenses
  Selling and warehousing             $   3,830,892      $   3,803,531
  General and administrative              4,298,079          4,430,328
                                      -------------      -------------
                                      $   8,128,971      $   8,233,859
                                      -------------      -------------

       Income from operations         $  11,587,531      $  16,205,452
                                      -------------      -------------
Other income
  Interest income                     $   2,014,123      $   1,823,165
  Other, net                                393,337            407,583
                                      -------------      -------------
                                      $   2,407,460      $   2,230,748
                                      -------------      -------------
  Income from continuing operations
    before income taxes               $  13,994,991      $  18,436,200

Income taxes                              5,208,231          7,346,078
                                      -------------      -------------
  Income from continuing operations   $   8,786,760      $  11,090,122
                                      -------------      -------------

Discontinued operations:
  (Loss) from discontinued
    operations, net of taxes          $    (593,593)     $  (1,078,617)

  (Loss) on disposal of discontinued
    operations, net of taxes             (3,315,000)             -- --
                                      -------------      -------------
                                      $  (3,908,593)     $  (1,078,617)
                                      -------------      -------------

       Net income                     $   4,878,167      $  10,011,505
                                      =============      =============










                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                  (Continued)

                                         For The Nine Months Ended
                                                September 30,
                                     ---------------------------------
                                           1997               1996
                                       ------------       ------------
Net income (loss) per common share:
  Net income per common share from
    continuing operations              $        .56       $        .68

  Net (loss) per common share
    from discontinued operations               (.04)              (.06)

  Net (loss) per common share
    from disposal of discontinued
    operations                                 (.21)             -- --
                                       ------------       ------------

    Net income per common share        $        .31       $        .62
                                       ============       ============

Dividends per common share             $        .24       $        .24
                                       ============       ============

Average shares outstanding               15,763,236         16,244,215
                                       ============       ============
The accompanying notes are an integral part of the consolidated financial statements.



























                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                               For The Nine Months Ended
                                                     September 30,
                                           --------------------------------
                                                  1997           1996
                                              ------------   -------------
Cash Flows from Operating Activities
  Net income from continuing operations       $  8,786,760   $  11,090,122
  Adjustments to reconcile net income
    from continuing operations to net
    cash provided by operating activities
    of continuing operations:
      Depreciation                               4,070,700       3,986,490
      Provision for doubtful accounts                -- --          62,000
      Deferred income taxes                       (163,726)        (51,243)
      (Gain) on disposal of fixed assets and
       adjustment to value of other investments   (136,821)       (598,789)
      Unremitted (income) loss from joint
        venture                                   (260,810)         70,441
      Changes in operating assets and
        liabilities:
        Receivables                             (1,340,988)     (1,733,215)
        Inventories                              4,213,286       2,271,498
        Other current assets                     2,108,646           1,573
        Accounts payable                          (458,979)     (1,900,853)
        Accrued expenses                           386,884      (2,500,530)
                                              ------------    ------------
Net cash provided by operating activities     $ 17,204,952    $ 10,697,494
                                              ------------    ------------
Cash Flows from Investing Activities
  Purchase of property, plant and equipment   $ (3,826,323)   $ (4,713,906)
  Proceeds from disposal of fixed assets            30,037       1,038,722
  Proceeds from disposal of subsidiary          19,458,209           -- --
  Funds advance repaid by discontinued
   operations                                        -- --       1,068,027
  Loan to joint venture                              -- --        (441,000)
  Other, net                                       267,910         422,380
                                              ------------    ------------
Net cash provided by (used in)
 investing activities                         $ 15,929,833    $ (2,625,777)
                                              ------------    ------------
Cash Flows from Financing Activities
  Purchase of common stock                    $   (994,791)   $ (5,942,046)
  Cash dividends paid                           (3,781,003)     (3,884,391)
                                              ------------    ------------
Net cash (used in) financing activities       $ (4,775,794)   $ (9,826,437)
                                              ------------    ------------
Increase (decrease) in cash and cash
  equivalents                                 $ 28,358,991    $ (1,754,720)

Cash and cash equivalents at beginning
  of period                                      6,192,431      10,456,131
                                              ------------    ------------
Cash and cash equivalents at end
  of period                                   $ 34,551,422    $  8,701,411
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

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring accruals and adjustments, necessary to fairly present the Corporation's financial position as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

Per share information was calculated on the weighted average common shares outstanding at September 30, 1997 and 1996 that were 15,763,236 and 16,244,215, respectively.

Certain amounts for 1996 have been reclassified to reflect comparability with account classifications for 1997.


Note B.   Discontinued Operations

On July 31, 1997 the Corporation sold substantially all of Registrant's consumer products business , identified as Melnor Inc., including the stock of Melnor's wholly owned subsidiary, Melnor Canada, Ltd., to GH Acquisition Corp.

The final net purchase price is estimated to be approximately $21 million. The price is subject to adjustments made at the completion of a Closing Balance Sheet as of July 31, 1997 agreed to by the Registrant and GH Acquisition Corp.

The estimated pre-tax loss on the disposal of the business is $5.0 million. The net after-tax loss is estimated to be $3.315 million or $.21 per share. The loss includes the estimated loss from the disposal of substantially all of the business's assets along with expenses associated with disposal activities, including severance costs, professional fees and potential variances in projected operations of the business during the fiscal year subsequent to the transaction.



Operating results of the consumer products segment for the one and seven months ended July 31, 1997 have been segregated in the accompanying income statements. Income tax (benefits) for the one and seven months ended July 31, 1997 were $(192,698) and $(429,114), respectively. Income tax (benefits) for the three and nine months ended September 30, 1996 were $(787,646) and $(623,558), respectively.

Net sales of the Consumer Products segment were $1,852,523 and $21,646,807 for the one and seven months ended July 31, 1997, respectively. Net sales were $5,926,467 and $34,812,463 for the three and nine months ended September 30, 1996, respectively. These amounts are not included in net sales reported in the accompanying income statements.

The net assets, liabilities and stockholders' equity adjustments of Melnor Inc. included in the accompanying consolidated balance sheets as of September 30, 1997 and December 31, 1996 are as follows:

                                       September 30,    December 31,
                                           1997             1996
                                       ------------     ------------
Assets
  Cash and cash equivalents            $                $    302,226
  Receivables                                              7,021,358
  Inventories                                             15,380,657
  Deferred income tax assets                                 296,936
  Other current assets                                       561,659
  Property, plant and equipment                            5,700,770
  Other assets                                               430,037
                                       ------------     ------------
                                       $      -- --     $ 29,693,643
                                       ============     ============
Liabilities and Stockholders' Equity Adjustments
  Current maturities of
    long-term debt                     $                $     70,094
  Accounts payable                                         2,935,231
  Accrued expenses                                         1,440,736
  Long-term debt                                              15,790
  Long-term liabilities                                       (1,525)
  Deferred income tax liabilities                            307,605
  Cumulative translation adjustments                        (243,791)
                                       ------------     ------------
                                       $      -- --     $  4,524,140
                                       ============     ============

Note C.   Supplementary Balance Sheet Detail

                                       September 30,    December 31,
                                           1997             1996
                                       ------------     ------------
Receivables
  Accounts receivable                  $ 25,686,009     $ 24,361,797
  Less allowance for doubtful
    accounts                                556,993          573,769
                                       ------------     ------------
                                       $ 25,129,016     $ 23,788,028
                                       ============     ============

Receivables balances for automotive related business were $14,781,544 at September 30, 1997 and $12,736,630 at December 31, 1996.

Inventories
  Finished goods                       $  4,527,407     $  5,563,314
  Work in process                         4,975,046        7,080,058
  Raw materials                           9,376,331       10,551,277
  Supplies                                3,315,214        3,212,635
                                       ------------     ------------
                                       $ 22,193,998     $ 26,407,284
                                       ============     ============

Property, Plant and Equipment
  Land                                 $  1,343,470     $  1,160,065
  Buildings                              27,629,860       25,959,282
  Machinery and equipment                57,629,286       60,004,921
  Transportation equipment                3,961,577        3,838,249
                                       ------------     ------------
                                       $ 90,564,193     $ 90,962,517
 Less accumulated depreciation           49,915,124       49,535,995
                                       ------------     ------------
                                       $ 40,649,069     $ 41,426,522
                                       ============     ============

Accrued Expenses
  Accrued compensation                 $  2,244,300     $  2,596,388
  Employee benefits                         977,260          967,427
  Dividends payable                       1,257,667        1,274,621
  Other accrued expenses                  1,461,468          715,375
                                       ------------     ------------
                                       $  5,940,695     $  5,553,811
                                       ============     ============

Other Long-Term Liabilities
  Deferred compensation                $  1,546,092     $  1,685,792
  Pension liabilities                     1,336,067        1,412,373
  Contingency reserve for
    discontinued operations               2,500,000            -- --
                                       ------------     ------------
                                       $  5,382,159     $  3,098,165
                                       ============     ============


Note D.     Investment in Unconsolidated Joint Venture

The Corporation has a 49% equity interest in Keifel Technologies, Inc. Keifel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Summary income statement information for Kiefel is as follows:

                                            For The Three Months Ended
                                                   September 30,
                                       -----------------------------------
                                               1997             1996
                                           ------------     ------------
Net sales                                  $  5,306,656     $  1,739,889
Gross profit                               $    657,087     $    469,113
Net income                                 $    531,323     $    210,284

Registrant's share of net income           $    260,348     $    103,040



                                            For The Nine Months Ended
                                                   September 30,
                                       -----------------------------------
                                               1997             1996
                                           ------------     ------------
Net sales                                  $  8,328,642     $  2,676,577
Gross profit                               $  1,267,821     $    603,598
Net income (loss)                          $    532,265     $   (143,758)

Registrant's share of net income (loss)    $    260,810     $    (70,441)


Note E.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information for
Continuing Operations

                                            For The Nine Months Ended
                                                   September 30,
                                        --------------------------------
                                           1997                  1996
                                       ------------          ------------
  Cash payments for interest           $      8,024          $      2,976
                                       ============          ============

  Cash payments for income taxes       $  3,089,201          $  5,229,353
                                       ============          ============






































                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
O'Sullivan Corporation
Winchester, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of O'Sullivan Corporation and Subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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


Winchester, Virginia
November 5, 1997








ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Third Quarter, 1997 versus Third Quarter, 1996)
------------------------------------------------------------------------

Continuing Operations (Plastics Products Segment) Operating Results

Net sales for the Plastics Products segment were $38.8 million for the third quarter of 1997 and $41.6 million for the third quarter of 1996. The 1997 sales represent a decrease of $2.8 million or 6.7%. The sales decrease experienced during the third quarter was almost completely a result of sales decreases in products manufactured and sold through the industrial sector of this segment. The decline in industrial product sales was a combination of softening demand and continuing intense competitive pricing pressures in the markets in which these products are sold. Automotive product sales were virtually the same for the quarters ended September 30, 1997 and 1996.

The gross margin for this segment was 15.3% for the third quarter of 1997 and 16.1% for the third quarter of 1996. The gross margin decline resulted primarily from the decline in net sales of the segment. The sales declines have resulted in higher unit costs for certain fixed manufacturing charges and indirect labor and benefit costs. The continuing competitive pressures being experienced in the markets served by the Plastics Products segment have generally prevented recovering any of the increased manufacturing costs through product price increases.

Selling expenses were 3.2% of net sales for the third quarter of 1997 and 2.9% for the third quarter of 1996. The monetary increase in selling expenses was primarily a result of increases in compensation costs associated with this area. General and administrative expenses as a percentage of sales were 3.5% for the third quarter of 1997 compared to 3.3% for the third quarter of 1996. Total monetary costs for general and administrative costs were $1.4 million for the third quarter of both 1997 and 1996.

Other income for the segment increased by $316 thousand for the third quarter of 1997 when compared to 1996. The increase resulted primarily from increased net gains from asset disposals in the third quarter of 1997 compared to 1996 and to increased third quarter income from joint venture activities.

Income tax expense for continuing operations was $1.4 million for the third quarter of 1997 (an effective rate of 33.3%) and $1.9 million for the third quarter of 1996 (an effective rate of 39.4%). The reduction in income tax expense resulted from the reduced level of income along with adjustments made to recognize effective federal tax rates more closely associated with current income levels.













Results of Operations (Nine Months Ended September 30, 1997 versus
Nine Months Ended September 30, 1996)
-----------------------------------------------------------------------

Continuing Operations (Plastics Product Segment) Operating Results

Net sales for the Plastics Products segment were $124.0 million for the nine months ended September 30, 1997 compared to $132.3 million for the first nine months of 1996. The 1997 sales represent a decrease of $8.3 million or 6.3%. The decline experienced by the segment through the nine months ended September 30, 1997 included automotive and industrial product sales. The decline suffered by the automotive products area took place primarily in the first quarter of 1997 due to reduced consumer demand. Since that period, sales of this area have remained comparable to the same periods of 1996. The industrial products area has experienced a decline of similar degree throughout the nine months of 1997 due to diminished product demand and continuing pricing competition.

The gross margin for this segment was 15.9% for the nine months ended September 30, 1997 and 18.5% for the nine months ended September 30, 1996.
As described in the analysis of third quarter operations, the gross margin decline has largely been a result of the decline in net sales of the segment. Throughout the year the sales declines have caused higher unit costs for certain fixed manufacturing charges and indirect labor and benefit costs. Efforts are continually made to reduce these costs, but substantial portions of the costs result from areas related to Research and Development and customer service activities deemed critical to future business relationships by management and have not been diminished to attain short-term profitability gains.

Selling expenses year to date through both September 30, 1997 and 1996 were $3.8 million representing 3.1% of net sales for 1997 and 2.9% for 1996, respectively. Increases in compensation in this area have been offset by reductions in commission costs and bad debt expense when compared to 1996. General and administrative expenses as a percentage of sales were 3.5% for the nine months ended September 30 1997 and 3.3% for the nine months ended September 30, 1996. Professional fees declined by approximately $220 thousand through the first nine months of 1997 when compared to the first nine months of 1996. This reduction was partially offset by increases in insurance costs.

Other income for the segment increased by $177 thousand during the nine months ended September 30, 1997 compared to the similar period for 1996. Gains in income from joint venture activities and interest income through September 30, 1997 were offset by reduced income from the disposal of assets when compared to the same period in 1996.

Income tax expense for continuing operations was $5.2 million for the nine months ended September 30, 1997 (an effective rate of 37.2%) and $7.3 million for the first nine months of 1996 (an effective rate of 39.8%). As described in the third quarter analysis, the reduction in income tax expense resulted from the reduced level of income along with adjustments made to recognize effective federal tax rates more closely associated with current income.






Liquidity and Capital Resources

Operating activities of continuing operations provided net cash of $17.2 million for the first nine months of 1997 and $10.7 million for the first nine months of 1996. Total cash and cash equivalents of continuing operations increased $28.4 million for the first nine months of 1997 compared to a decrease of $1.8 million for the first nine months of 1996. Of the increase for 1997, $19.5 million resulted from the sale of the Consumer Products segment of the Corporation. Other major factors for the improvement were substantial improvements in cash flows from changes in operating assets and liabilities and the reduction in funds committed to purchases of the Corporation's common stock.

Capital outlay for continuing operations was $3.8 million for the first nine months of 1997. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1997 is expected to be between $5 and $7 million.

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

             27 Article 5 of Regulation S-X, Financial Data Schedule for the third quarter, 1997 Form 10-Q.


         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.


































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



November 12, 1997