Form 10-K
period 1997-12-31
OSULLIVAN CORP
filed 1998-03-26
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
          For the transition period from__________ to __________

                       Commission File Number 1-4438

                           O'SULLIVAN CORPORATION
           (Exact name of registrant as specified in its charter)

         Virginia                                     54-0463029
 (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

      1944 Valley Avenue
      PO Box 3510
      Winchester, Virginia                                22601
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 9, 1998 (based on the last sale price on the American Stock Exchange as of such date) was $141,686,478.

The number of shares of the registrant's Common Stock, Par Value $ 1, outstanding as of March 9, 1998 was 15,742,942.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1998 are incorporated by reference into Part III.
                                      1
                                   PART I

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

In 1992, the Corporation created a subsidiary, Melnor Inc. ("Melnor"), to acquire substantially all the assets of a corporation engaged in the water sprinkler and lawn and garden business. In July, 1997, the Corporation sold this business. The sale involved substantially all assets of the business, including the stock of Melnor Inc.'s Canadian subsidiary. The sale was for approximately $22.0 million which included $2.5 million designated for an escrow account. Part or all of this escrow may be returned to the purchaser of the business in the event future business operations do not meet certain thresholds. The disposal of this business has been treated as a discontinued operation in the accompanying financial statements.

The Corporation's activities are now conducted in a single business segment: calendered plastics products which manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries.


PLASTICS PRODUCTS BUSINESS

The Corporation's Plastics Products business manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries. Calendered plastics products manufactured include vinyl sheeting for vehicular dashboard pads, swimming pool liners and covers, notebook binders, luggage, upholstered furniture, golf bags, floor tile, pond liners, protective clothing, mine curtains, boat and automobile windows and medical grade materials. The Plastics Products business products are sold in markets in which there is competition from many plastic manufacturers, both domestic
and foreign.   While no single competitor offers all of the products produced by this segment, there are many competitors for any single product. Major competitors include; Borden, Inc., Canadian General Tower, Ellay, Gencorp Inc., Haartz, Nanya Plastics Corporation and Uniroyal Engineered Products.


                                       2
Distribution of the segment's products is by direct sales to other manufacturers.

The normal production backlog of the Plastic Products business is approximately thirty to forty-five days. The Corporation has various long-term contracts totaling several million dollars applicable to this segment, but such contracts are not considered as firm orders until production releases are received from customers. The business of the segment is not seasonal.

All essential raw materials are readily available to the Plastics Products business. For critical raw materials, secondary sources of supply are available if required. Major suppliers of raw materials to this segment include the following companies; The Geon Company, General Electric Plastics, Aristech Chemicals, Witco Corporation, Penn Colors and Toray Plastics.

The Corporation possesses significant technology in the compounding, formulation and manufacture of its products.

A significant customer of the Corporation accounting for ten percent or more of the 1997 sales of the business was Ford Motor Company.

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

The Corporation and its Subsidiaries currently have approximately 900 employees.

The Corporation and its Subsidiaries are not engaged in any material transactions with customers or suppliers located outside North America.


Item 2.        PROPERTIES

The Corporation owns approximately 623,000 square feet of manufacturing, warehouse and office space on approximately 113 acres in Winchester, Virginia; 76,000 square feet of manufacturing, warehouse and office space on approximately six acres in Lebanon, Pennsylvania; 110,000 square feet of manufacturing and warehouse space on approximately five acres in Newton Upper Falls, Massachusetts; and 85,000 square feet of manufacturing and warehouse space on approximately thirteen acres in Yerington, Nevada.

The Corporation leases 29,250 square feet of warehouse space in St. Louis, Missouri and 10,000 square feet of warehouse space in Yerington, Nevada. The Corporation also leases space for sales offices located in Chicago, Illinois and Bloomfield Hills, Michigan.

Management of the Corporation believes that unused capacity existed in the Corporation's operations during 1997. Percentage utilization of the Corporation's facilities is difficult to accurately measure due to the Corporation's policy of adding facilities as required by business conditions.
                                      3
Item 3.        LEGAL PROCEEDINGS

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


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of 1997.














































                                      4
                                   PART II


Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                   SHAREHOLDER MATTERS

The principal market in which the Corporation's common stock is traded is the American Stock Exchange. The stock is traded under the symbol OSL.

The quarterly price range of common stock and the quarterly dividends per share for 1997 and 1996 are included as part of Note 15 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K.

At December 31, 1997 the number of owners of the Corporation's common stock was 3,000.

The Corporation has paid quarterly dividends since 1958. There are no restrictions on the payment of dividends at the current time. The payment and amount of future dividends will depend on the existing conditions, including such factors as the Corporation's earnings, financial condition and working capital requirements.


Item 6.        SELECTED FINANCIAL DATA (FROM CONTINUING OPERATIONS)

               1997         1996         1995         1994         1993
           ------------ ------------ ------------ ------------ ------------
Net sales  $163,599,400 $171,218,487 $169,455,886 $149,438,108 $132,832,228

Net income    8,813,858   14,113,747   15,496,033   10,460,397   11,238,406

Net income
 per common
 share              .56          .87          .94          .64          .68

Total
 assets     138,031,696  140,822,440  149,996,525  144,528,888  144,365,419

 Cash dividends
 per common
 share              .32          .32          .31          .28          .28

Return on
 equity            7.7%        12.2%        14.5%         9.6%        10.8%














                                      5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1997 VERSUS 1996

Net sales in 1997 were $163.6 million compared to $171.2 million in 1996, a decline of $7.6 million or 4.4%. Net income from continuing operations was $8.8 million, $.56 per share in 1997, compared to $14.1 million, $.87 per share in 1996.

The sales decline in 1997 was due to lowered demand for products of the industrial portion of the Corporation's business. The decline occurred through the first nine months of 1997. In the fourth quarter, sales of the industrial group returned to levels comparable to the final quarter of 1996. Intense price competition continues to impact sales for this area of the business. The automotive portion of the business had sales volumes similar to 1996. Through aggressively pursuing business with new customers, the Corporation has been able to counteract the softness in the U.S. automotive business.

Gross profit decreased $5.4 million in 1997. As a percent of sales, gross profit was 15.7% in 1997 and 18.1% in 1996. The decline in 1997 resulted from a combination of increased material costs and higher unit costs for certain labor and fixed manufacturing charges. The increased material costs were caused by increased unit costs for raw materials along with a significant expense associated with material consumed through sampling and start-up of a new product line. The increased unit costs for certain labor and fixed manufacturing charges were a direct result of the sales declines experienced for 1997.

Selling expenses were $5.1 million in 1997, 3.1% of net sales, and $5.0 million in 1996, 2.9% of net sales. The increased costs resulted from marginal increases in compensation and benefit charges. General and administrative expenses were $5.7 million in both 1997 and 1996. As a percent of net sales the expenses were 3.5% in 1997 and 3.3% in 1996.

In 1997, postemployment benefits and deferred compensation expenses in the amount of $3.5 million were charged to operations in connection with staff reductions and the early retirement of certain executive officers. This expense had an effect of $.14 per share in 1997.

Operating income decreased by $9.1 million in 1997. The decline was a combination of decreased gross margins as a result of decreased sales and increased material costs coupled with the $3.5 million charged for postemployment benefits and deferred compensation.

Net other income, primarily interest income, was $2.9 million in 1997 and $3.0 million in 1996.

Income tax expense was $4.9 million in 1997 and $8.8 million in 1996. The effective tax rate was 35.8% in 1997 and 38.4% in 1996. The reduction in income tax expense was due to the reduced level of income in 1997 and adjustments made to estimated effective federal and state tax rates.

Management believes that a renewed focus on the core vinyl calendering business will return the Corporation to a healthier earnings outlook for 1998. New automotive and non-automotive business has been obtained and with the disposal of the consumer products segment completed, Management and other
                                      6
employees of the Corporation are in a position to concentrate on making the core business more profitable through expansion and emphasis on improved operating efficiencies. While Management is confident of the Corporation's ability to develop and grow the core business based on its strong financial and market positions, it faces many severe challenges in 1998. Higher raw material costs are a continuing impediment to margins and constant pricing pressures from competitors make it very unlikely that these increases can be recovered by means of higher unit sales prices. Additional operating efficiencies must be implemented to maintain operating margins.
Additionally, the U.S. auto industry is anticipating lower production levels in the first half of 1998. These factors will continue to make it very difficult to attain desired profitability levels in the short term.

RESULTS OF OPERATIONS 1996 VERSUS 1995

Net sales for 1996 were $171.2 million compared to $169.5 million for 1995. Net income from continuing operations for 1996 was $14.1 million, $.87 per share, compared to $15.5 million, $.94 per share for 1995.

The 1996 net sales represent an increase of $1.8 million or 1.0%. The increase was entirely from sales of automotive-related products. Through the end of the third quarter of 1996, sales for the segment had increased approximately $6.4 million over 1995. However, substantial reductions in requirements by major automotive customers in the fourth quarter reduced the overall 1996 sales increase to the net $1.8 million increase. 1996 sales of industrial products were virtually the same as 1995. The sales performance of this group was negatively affected by extremely competitive pricing pressures in markets serviced by the industrial products group. The pressures continued throughout 1997.

The gross margin for this segment declined from 20.3% in 1995 to 18.1% in 1996. While the segment continued to succeed in obtaining numerous productivity improvements through the efforts of its employees and suppliers, the efforts for 1996 were mitigated due to problems incurred with the raw material component of the segment's products. Raw materials are a very substantial part of the unit cost for the segment's products and during the third quarter of 1996 the contamination of a key raw material resulted in raw material component costs far in excess of normal. Along with the increased raw material costs, other manufacturing costs increased as a result of inefficient production runs, scrapping of defective product and increased control and review activities to ensure product quality. Along with the raw material contamination problem the Corporation experienced continual pressures from suppliers to accept raw material price increases.

Operating profit decreased by $3.8 million for the year from $23.7 million for 1995 to $19.9 million for 1996. The decrease primarily resulted from the operational problem created by the previously discussed raw material contamination as well as customer resistance encountered in attempting to recover higher material and operational costs through product price increases.

Selling expenses were $5.0 million in 1996 and $4.9 million in 1995, 2.9% percent of net sales for both 1996 and 1995. Slight increases in compensation and benefit costs in this area were offset by a reduction in the charge for doubtful accounts for 1996. General and administrative expenses, including postemployment benefits and deferred compensation, were $6.1 million or 3.6% of net sales for 1996, compared to $5.7 million or 3.4% of net sales for 1995. Increases in benefit costs were the main reason for increased costs for this area in 1996.
                                      7
Other income increased by approximately $850 thousand for 1996. The increase was primarily a result of the gain from the sale of various assets during 1996.

Income tax expense was $8.8 million in 1996 compared to $10.4 million in 1995. The decrease was due to a lower pre-tax income for 1996 and a decrease in the Corporation's effective tax rate from 40.1% for 1995 to 38.4% for 1996. The decrease in the effective tax rate was primarily due to lower charges for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20.8 million in 1997, compared to $16.7 in 1996 and $20.7 million in 1995. Cash and cash equivalents increased by $29.3 million in 1997. The increase resulted primarily from the net funds received from the sale of the consumer products business and the reduction in the amount of funds committed to purchases of the Corporation's common stock.

Capital expenditures for property, plant and equipment for 1997 were $4.9 million compared to $5.9 million in 1996 and $7.8 million in 1995. Capital expenditures for 1998 are expected to be substantially greater due to the construction of an additional coating facility, which is expected to require
an outlay of approximately $7.0 million.   Other capital expenditures, in
amounts comparable to 1997, are planned by the Corporation to provide additional capacity or modernize equipment to meet customer demands for new or improved products or production processes.

The Corporation had no outstanding debt at December 31, 1997. There is in place a $35 million line of credit which expires in June 1998. The Corporation is currently in the process of renewing its line of credit into
a new two-year facility.   At December 31, 1997, the line of credit was
uncommitted.

In 1997, the Corporation's Board of Directors authorized the repurchase of an additional one million shares of the Corporation's common stock as market conditions permit. This authorization adds to an existing 800,000 share authorization against which 766,800 shares have been purchased.

Management of the Corporation believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1998.















                                      8
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This page left blank intentionally. See following pages for financial statements.






















































                                      9
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1997 and 1996

                                                 1997             1996
                                            -------------   -------------
ASSETS
Current Assets
   Cash and cash equivalents                $  35,444,138   $   6,192,431
   Receivables                                 25,658,216      23,788,028
   Inventories                                 20,674,689      26,407,284
   Deferred income tax assets                   1,041,564       1,090,840
   Other current assets                         3,234,108       3,483,706
   Assets of discontinued operations                -- --      29,648,824
                                            -------------   -------------
          Total current assets              $  86,052,715   $  90,611,113
                                            -------------   -------------
Property, Plant and Equipment               $  40,316,399   $  41,426,522
                                            -------------   -------------
Other Assets                                $  11,662,582   $   8,784,805
                                            -------------   -------------
            Total assets                    $ 138,031,696   $ 140,822,440
                                            =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                         $   9,988,826   $  10,269,685
   Accrued expenses                             5,968,248       5,633,599
   Liabilities of discontinued operations           -- --       4,688,142
                                            -------------   -------------
          Total current liabilities         $  15,957,074   $  20,591,426
                                            -------------   -------------

Long-Term Liabilities                       $   8,404,635   $   3,098,165
                                            -------------   -------------

Deferred Income Tax Liabilities             $     954,921   $   3,134,527
                                            -------------   -------------

Commitments and Contingencies               $       -- --   $       -- --
                                            -------------   -------------
Stockholders' Equity
   Common stock, par value $1.00 per share;
     authorized 30,000,000 shares           $  15,743,062   $  15,850,562
   Additional paid-in capital                   2,717,863       3,606,399
   Retained earnings                           94,254,141      94,778,803
   Unrecognized pension costs, net of
     deferred tax effect                            -- --        (237,442)
                                            -------------   -------------
          Total stockholder's equity        $ 112,715,066   $ 113,998,322
                                            -------------   -------------
          Total liabilities and
            stockholders' equity            $ 138,031,696   $ 140,822,440
                                            =============   =============

The accompanying notes are an integral part of the consolidated financial statements.


                                     10
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1997, 1996 and 1995

                                      1997          1996          1995
                                  ------------  ------------  ------------
Net sales                         $163,599,400  $171,218,487  $169,455,886
Cost of products sold              137,976,808   140,180,005   135,101,446
                                  ------------  ------------  ------------
          Gross profit            $ 25,622,592  $ 31,038,482  $ 34,354,440
                                  ------------  ------------  ------------
Operating expenses
  Selling and warehousing         $  5,067,830  $  5,000,111  $  4,911,010
  General and administrative         5,701,472     5,650,032     5,339,246
  Postemployment benefits and
    deferred compensation            4,033,375       493,773       397,798
                                  ------------  ------------  ------------
                                  $ 14,802,677  $ 11,143,916  $ 10,648,054
                                  ------------  ------------  ------------
     Income from operations       $ 10,819,915  $ 19,894,566  $ 23,706,386
                                  ------------  ------------  ------------
Other income (expense)
  Interest income                 $  2,551,492  $  2,590,080  $  2,529,196
  Other, net                           360,388       422,008      (369,322)
                                  ------------  ------------  ------------
                                  $  2,911,880  $  3,012,088  $  2,159,874
                                  ------------  ------------  ------------
     Income from continuing opera-
       tions before income taxes  $ 13,731,795  $ 22,906,654  $ 25,866,260

Income taxes                         4,917,937     8,792,907    10,370,227
                                  ------------  ------------  ------------
     Income from continuing
       operations                 $  8,813,858  $ 14,113,747  $ 15,496,033
                                  ------------  ------------  ------------
 Discontinued operations:
     Loss from discontinued
       operations, net of taxes   $   (593,593) $ (3,384,254) $ (1,463,970)
     Loss on disposal of
       discontinued operations,
       net of taxes                 (3,674,046)        -- --         -- --
                                  ------------  ------------  ------------
                                  $ (4,267,639) $ (3,384,254) $ (1,463,970)
                                  ------------  ------------  ------------
          Net income              $  4,546,219  $ 10,729,493  $ 14,032,063
                                  ============  ============  ============
Net income (loss) per common share, basic and diluted:
  Net income per common share from
    continuing operations         $        .56  $        .87  $        .94
  Net loss per common share from
    discontinued operations               (.04)         (.21)         (.09)
  Net loss per common share from dis-
    posal of discontinued operations      (.23)        -- --         -- --
                                  ------------  ------------  ------------
    Net income per common share   $        .29  $        .66  $        .85
                                  ============  ============  ============
The accompanying notes are an integral part of the consolidated financial statements.
                                     11
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1997, 1996 and 1995

                                      1997          1996          1995
                                  ------------  ------------  ------------
Cash Flows from Operating Activities
 Net income from continuing
  operations                      $  8,813,858  $ 14,113,747  $ 15,496,033
 Adjustments to reconcile net
  income from continuing operations
  to net cash provided by operating
  activities of continuing operations:
   Depreciation                      5,464,100     5,177,727     4,861,351
   Provision for doubtful accounts       -- --        77,000       275,000
   Deferred income taxes            (1,259,559)      975,985       386,964
   Postemployment benefits and
     deferred compensation           3,373,377       301,173       233,323
   Other operating assets and
     long-term liabilities            (469,368)     (208,772)      (34,258)
   (Gain)loss from disposal
    of assets                          345,533      (552,461)      (35,090)
   Unremitted (income) loss from
    joint venture                     (186,989)      (19,071)      209,825
   Interest accrual on zero coupon
     notes receivable                    -- --        (4,538)     (196,025)
   Changes in operating assets
    and liabilities:
     Receivables                    (1,870,188)     (505,769)    8,902,287
     Inventories                     5,732,595     1,332,390    (6,639,796)
     Other current assets              757,469      (206,833)      421,769
     Accounts payable                 (280,859)   (2,141,185)     (781,628)
     Accrued expenses                  351,640    (1,688,406)   (2,377,023)
                                  ------------  ------------  ------------
 Net cash provided by operating
   activities                     $ 20,771,609  $ 16,650,987  $ 20,722,732
                                  ------------  ------------  ------------

Cash Flows from Investing Activities
 Purchase of property, plant and
  equipment                       $ (4,885,185) $ (5,888,238) $ (7,790,574)
 Proceeds from disposal of
  fixed assets                         205,037     1,306,488       134,627
 Proceeds from disposal of
  subsidiary                        21,958,209         -- --         -- --
 Funds (advance to) repayment from
   discontinued operations           1,088,618    (5,628,416)   (4,907,606)
 Investment in and loan to
  joint venture                          -- --      (441,000)   (1,128,362)
 Payments received from non-
  operating notes receivable           207,289     2,417,883       180,917
 Change in other assets             (3,503,485)     (626,447)     (996,456)
 Other                                (553,921)      341,192      (460,642
                                  ------------  ------------  ------------
 Net cash provided by (used in)
  investing activities            $ 14,516,562  $ (8,518,538) $(14,968,096)
                                  ------------  ------------  ------------

                                     12
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                      1997          1996          1995
                                  ------------  ------------  ------------
Cash Flows from Financing Activities
 Cash dividends                   $ (5,040,428) $ (5,160,413) $ (5,117,607)
 Purchase of common stock             (996,036)   (7,235,736)       (2,635)
 Issuance of common stock                -- --         -- --       246,985
                                  ------------  ------------  ------------
 Net cash (used in)
  financing activities            $ (6,036,464) $(12,396,149) $ (4,873,257)
                                  ------------  ------------  ------------
Increase (decrease) in cash and
 cash equivalents                 $ 29,251,707  $ (4,263,700) $    881,379

Cash and cash equivalents at
 beginning of period                 6,192,431    10,456,131     9,574,752
                                  ------------  ------------  ------------
Cash and cash equivalents at
 end of period                    $ 35,444,138  $  6,192,431  $ 10,456,131
                                  ============  ============  ============


The accompanying notes are an integral part of the consolidated financial statements.






























                                     13
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 1997, 1996 and 1995

                                     Common      Additional     Retained
                                      Stock    Paid-in Capital  Earnings
                                  ------------  ------------  ------------
Balance at January 1, 1995        $ 16,484,831  $  9,963,516  $ 80,539,058
  Net income                             -- --         -- --    14,032,063
  Issuance of common stock              25,811       221,174         -- --
  Purchase of common stock                (240)       (2,395)        -- --
  Dividends declared, $.31 per share     -- --         -- --    (5,117,607)
  Translation adjustments                -- --         -- --         -- --
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1995      $ 16,510,402  $ 10,182,295  $ 89,453,514
  Net income                             -- --         -- --    10,729,493
  Purchase of common stock            (659,840)   (6,575,896)        -- --
  Dividends declared, $.32 per share     -- --         -- --    (5,160,413)
  Translation adjustments                -- --         -- --      (243,791)
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1996      $ 15,850,562  $  3,606,399  $ 94,778,803
  Net income                             -- --         -- --     4,546,219
  Purchase of common stock            (107,500)     (888,536)        -- --
  Dividends declared, $.32 per share     -- --         -- --    (5,040,428)
  Translation adjustments                -- --         -- --       (30,453)
  Unrecognized pension costs             -- --         -- --         -- --
                                  ------------  ------------  ------------
Balance at December 31, 1997      $ 15,743,062  $  2,717,863  $ 94,254,141
                                  ============  ============  ============



























                                     14
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 1997, 1996 and 1995
                                 (Continued)

                                   Cumulative   Unrecognized
                                  Translation      Pension    Stockholders'
                                  Adjustments       Costs        Equity
                                  ------------  ------------  ------------
Balance at January 1, 1995        $   (345,102) $      -- --  $106,642,303
  Net income                             -- --         -- --    14,032,063
  Issuance of common stock               -- --         -- --       246,985
  Purchase of common stock               -- --         -- --        (2,635)
  Dividends declared, $.31 per share     -- --         -- --    (5,117,607)
  Translation adjustments              124,536         -- --       124,536
  Unrecognized pension costs             -- --      (162,680)     (162,680)
                                  ------------  ------------  ------------
Balance at December 31, 1995      $   (220,566) $   (162,680) $115,762,965
  Net income                             -- --         -- --    10,729,493
  Purchase of common stock               -- --         -- --    (7,235,736)
  Dividends declared, $.32 per share     -- --         -- --    (5,160,413)
  Translation adjustments              220,566         -- --       (23,225)
  Unrecognized pension costs             -- --       (74,762)      (74,762)
                                  ------------  ------------  ------------
Balance at December 31, 1996      $      -- --  $   (237,442) $113,998,322
  Net income                             -- --         -- --     4,546,219
  Purchase of common stock               -- --         -- --      (996,036)
  Dividends declared, $.32 per share     -- --         -- --    (5,040,428)
  Translation adjustments                -- --         -- --       (30,453)
  Unrecognized pension costs             -- --       237,442       237,442
                                  ------------  ------------  ------------
Balance at December 31, 1997      $      -- --  $      -- --  $112,715,066
                                  ============  ============  ============

The accompanying notes are an integral part of the consolidated financial statements.






















                                     15
                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Accounting Policies

Nature of Operations-O'Sullivan Corporation manufactures calendered plastics products for the automotive and specialty manufacturing industries. Substantially all of the Corporation's business is conducted in North American markets.

Basis of Presentation and Principles of Consolidation-The consolidated financial statements include the accounts of all Subsidiaries. Significant intercompany accounts and transactions have been eliminated. Investments in affiliates in which the Corporation has a 20% to 50% interest are carried at cost, adjusted for the Corporation's proportionate share of the affiliate's undistributed earnings or losses.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

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

Investment Securities-Investment securities held principally for the purpose of selling them in the near term are classified as trading securities.
Trading securities are recorded at fair value on the balance sheet as a current asset, with the change in fair value during the period included in earnings. At December 31, 1997 these securities had a fair value of $507,870.

Property, Plant and Equipment and Depreciation-Property, plant and equipment are stated at historical cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of assets. The estimated useful lives are twenty to forty years for buildings and three to ten years for machinery and other equipment. Accelerated methods of depreciation are utilized for tax purposes. Expenditures for repairs and maintenance are charged to operations as incurred. Betterments and improvements that extend the useful life of an asset are capitalized. Upon sale and other dispositions of assets, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in
operations.                          16
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

Advertising Costs-Costs incurred for producing and communicating advertising are expensed when incurred. Advertising costs were $89,090 for 1997, $76,122 for 1996 and $103,094 for 1995.

Research and Development-Product and process research and development are charged to expense as incurred.

Earnings Per Share-In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Pension Plans-The Corporation and its Subsidiaries have retirement plans that cover substantially all employees who meet certain eligibility requirements. The Retirement Savings Plan (Plan) is a 401(K) plan under which the majority of the Corporation's employees are covered. The Plan permits eligible employees to contribute up to ten percent of before-tax compensation and up to five percent of after-tax compensation subject to certain Internal Revenue Service restrictions. The Corporation may, in its discretion, make an Employer Basic Contribution of up to three percent of each participant's compensation each year. The Corporation may also, in its discretion, make an Employer Matching Contribution of up to two percent for participants who have elected to make before-tax contributions to the Plan. After three years of service participants become 100% vested in the Employer contributions for each participant.

Current and former employees not covered under the Retirement Savings Plan are participants in either multi-employer plans sponsored by other entities or non-contributory defined benefit plans providing benefits to certain salaried employees based on years of service and final years' average earnings and to certain hourly employees based on a dollar unit multiplied by years of eligible service. The Corporation's policy is to fund at least the minimum amounts required by the applicable governing bodies.










                                     17
Postretirement Benefits-The Corporation provided health care benefits to certain of its retired employees under a plan which was terminated January 1, 1993. Upon termination of the plan this group of retired employees was allowed to continue to be covered by the Corporation's group insurance plan. Effective January 1, 1993 the Corporation adopted Financial Accounting Standards Board Statement No. 106 to account for its share of the costs of benefits provided to this group. To effect adoption of Statement no. 106, the Corporation accrued as of January 1, 1993 its share of the estimated costs to insure this group of retirees. Prior to January 1, 1993, the Corporation expensed its share of these expenses as they were incurred.

Postemployment Benefits-The liability and expense for postemployment benefits are accrued when the obligations vest and can be reasonably estimated. Obligations that do not vest are recorded when payment of the benefits is probable and can be reasonably estimated.

Reclassification of Amounts-Certain amounts for 1996 and 1995 have been reclassified to reflect comparability with account classifications for 1997.

2.   Supplementary Balance Sheet Detail

Balances at December 31,                   1997             1996
                                       ------------     ------------

Receivables
Accounts receivable                    $ 26,228,366     $ 24,361,797
Less allowance for doubtful accounts        570,150          573,769
                                       ------------     ------------
                                       $ 25,658,216     $ 23,788,028
                                       ============     ============
Receivable balances for automotive related business were $14,711,831 at December 31, 1997 and $12,736,630 at December 31, 1996.

Inventories
Finished goods                         $  4,505,483     $  5,563,314
Work in process                           3,385,687        7,080,058
Raw materials                             9,380,683       10,551,277
Supplies                                  3,402,836        3,212,635
                                       ------------     ------------
                                       $ 20,674,689     $ 26,407,284
                                       ============     ============

Property, Plant and Equipment
Land                                   $  1,414,776     $  1,160,065
Buildings                                27,762,932       25,959,282
Machinery and equipment                  58,458,348       60,004,921
Transportation equipment                  3,981,665        3,838,249
                                       ------------     ------------
                                       $ 91,617,721     $ 90,962,517
Less accumulated depreciation            51,301,322       49,535,995
                                       ------------     ------------
                                       $ 40,316,399     $ 41,426,522
                                       ============     ============

Depreciation expense totaled $5,464,100, $5,177,727 and $4,861,351 in 1997, 1996 and 1995, respectively.


                                     18
Accrued Expenses
Accrued compensation                  $  2,527,053      $  2,362,895
Employee benefits                          886,467           952,327
Dividends payable                        1,257,623         1,274,621
Other accrued expenses                   1,297,105         1,043,756
                                      ------------      ------------
                                      $  5,968,248      $  5,633,599
                                      ============      ============

Long-Term Liabilities
Deferred compensation                 $  3,978,100      $  1,685,792
Employee benefits                          845,466         1,412,373
Postemployment benefits                  1,081,069             -- --
Contingency reserve for
  discontinued operations                2,500,000             -- --
                                      ------------      ------------
                                      $  8,404,635      $  3,098,165
                                      ============      ============

The contingency reserve for discontinued operations is an allowance for potential adjustments relating to the sale of the Corporation's former consumer products subsidiary.


3.   Debt

The Corporation has a $35,000,000 unsecured line of credit through First Union National Bank of Virginia to support general corporate activities. Interest rates for the line of credit vary based on the Corporation's choice of rate options provided by the lender. All available rates are at or below prevailing prime interest rates. The line of credit matures June 30, 1998. There was no outstanding balance at December 31, 1997.

Interest expense was $8,482 for 1997, $2,976 for 1996 and $5,202 for 1995.
























                                     19
4.   Investment in Unconsolidated Joint Venture

The Corporation acquired a 49% equity interest in Keifel Technologies, Inc. ("Keifel") during 1995. Keifel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Financial information for Keifel is as follows:

Income Statement Data For The Years Ended December 31, 1997 and 1996 And For The Period August 9, 1995 Through December 31, 1995

                                            Period Ended December 31,
                                       1997           1996           1995
                                   ------------   ------------   ------------

Net sales                          $ 12,130,635   $  5,986,996   $    213,312
Gross profit (loss)                $  1,897,988   $  1,174,687   $    (27,439)
Net income (loss)                  $    381,610   $     38,920   $   (428,214)

Corporation's share of net
  income (loss)                    $    186,989   $     19,071   $   (209,825)


Balance Sheet Data at December 31,     1997           1996
---------------------------------- ------------   ------------

Assets
  Current assets                   $  7,039,272  $   3,134,561
  Property, plant and equipment, net  1,805,752      1,950,801
  Other assets                            9,500          9,500
                                   ------------  -------------
  Total assets                     $  8,854,524  $   5,094,862
                                   ============  =============

Liabilities and Equity
  Current liabilities              $  3,796,010  $   2,384,526
  Notes payable                       2,496,000      2,496,000
  Other long-term liabilities         2,070,191        103,623
  Stockholders' equity                  492,323        110,713
                                   ------------  -------------
  Total liabilities and equity     $  8,854,524  $   5,094,862
                                   ============  =============

  Corporation's share of equity    $    241,238  $      54,249
                                   ============  =============


5.   Income Tax Matters

Pretax income for the years ended December 31, 1997, 1996 and 1995 was taxed entirely by domestic jurisdictions.

                               1997             1996             1995
                           ------------     ------------     ------------

                           $ 13,731,795     $ 22,906,654     $ 25,866,260
                           ============     ============     ============


                                     20
Net deferred tax benefits (liabilities) at December 31, 1997 and 1996 consisted of the following components:
                                                 1997             1996
                                             ------------     ------------
         Deferred tax assets
           Provision for doubtful accounts   $    224,709     $    226,008
           Employee benefits                    2,970,246        1,707,436
           Inventory basis differences            109,675          167,400
           Contingency reserve for
             discontinued operations            1,024,453           28,239
           Operating loss carryforward             65,300            -- --
           Other                                    -- --           40,818
                                             ------------     ------------
                                             $  4,394,383     $  2,169,901
                                             ------------     ------------
         Deferred tax liabilities
           Investment securities             $    203,147     $      -- --
           Property, plant and equipment        3,608,737        3,757,110
           Like-kind exchange                     254,856          254,856
           Employee benefits                      241,000          201,622
                                             ------------     ------------
                                             $  4,307,740     $  4,213,588
                                             ------------     ------------
         Net deferred tax
           benefits (liabilities)            $     86,643     $ (2,043,687)
                                             ============     ============

The deferred tax amounts included above have been classified on the balance sheets for December 31, 1997 and 1996 as follows:
                                                 1997             1996
                                             ------------     ------------

         Current assets                      $  1,041,564     $  1,090,840
         Noncurrent liabilities                  (954,921)      (3,134,527)
                                             ------------     ------------
         Net deferred tax
           benefits (liabilities)            $     86,643     $ (2,043,687)
                                             ============     ============

The provision for income taxes charged to continuing operations for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                               1997             1996             1995
                           ------------     ------------     ------------
         Current
            Federal        $  5,119,111     $  6,681,713     $  7,872,128
            State             1,058,385        1,021,619        2,111,135
                           ------------     ------------     ------------
                           $  6,177,496     $  7,703,332     $  9,983,263
                           ------------     ------------     ------------
         Deferred
           Federal         $ (1,037,444)    $    951,017     $    332,624
           State               (222,115)         138,558           54,340
                           ------------     ------------     ------------
                           $ (1,259,559)    $  1,089,575     $    386,964
                           ------------     ------------     ------------
                           $  4,917,937     $  8,792,907     $ 10,370,227
                           ============     ============     ============
                                     21
The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income (from continuing operations) for the years ended December 31, 1997, 1996 and 1995 due to the following:
                                                   1997     1996     1995
                                                 -------- -------- --------
 Statutory federal tax rate                        35.0%    35.0%    35.0%
 Income taxed at lower federal tax rate             (.7%)   -- --    -- --
 State taxes, net of federal benefit                4.0%     3.3%     5.4%
 Business credits                                   (.6%)    (.4%)   -- --
 Other                                             (1.9%)     .5%     (.3%)
                                                 -------- -------- --------
                                                   35.8%    38.4%    40.1%
                                                 ======== ======== ========
6.   Benefit Plans

Defined Benefit Plans

The net pension cost for defined benefit plans included the following components:
                                     1997           1996           1995
                                 -----------    -----------    -----------
Benefits earned during the year  $    77,867    $    70,097    $    56,714
Interest cost on projected
  benefit obligation                 579,703        569,327        549,922
Actual (return) on assets         (1,534,219)      (519,968)    (1,027,919)
Net amortization and deferral        952,576        (25,142)       552,498
Settlement (gain)                      -- --          -- --        (81,954)
                                 -----------    -----------    -----------
Net pension cost                 $    75,927    $    94,314    $    49,261
                                 ===========    ===========    ===========

The funded status of the defined benefit pension plans as of December 31, 1997 was as follows:
                                              Overfunded      Underfunded
                                             ------------     ------------
         Actuarial present value:
           Vested benefit obligation         $  2,486,629     $  6,121,430
           Nonvested benefit obligation             -- --          131,430
                                             ------------     ------------
         Accumulated benefit obligation      $  2,486,629     $  6,252,860
         Effect of projected compensation
           increases                                -- --            -- --
                                             ------------     ------------
         Projected benefit obligation        $  2,486,629     $  6,252,860
         Fair value of plan assets              3,535,605        5,684,394
                                             ------------     ------------
         Plan assets in excess of (less than)
           projected benefit obligation      $  1,048,976     $   (568,466)
         Unrecognized net (gain)                 (239,411)        (330,240)
         Unrecognized prior service costs           -- --          456,155
         Unrecognized net (asset) liability
           at initial adoption of FAS 87         (207,066)          16,826
         Adjustment required to recognize
           minimum liability                        -- --         (142,741)
                                             ------------     ------------
         Prepaid (accrued) pension cost      $    602,499     $   (568,466)
                                             ============     ============
                                     22
The funded status of the defined benefit pension plans as of December 31, 1996 was as follows:
                                              Overfunded      Underfunded
                                             ------------     ------------
         Actuarial present value:
           Vested benefit obligation         $  2,462,773     $  5,940,487
           Nonvested benefit obligation             -- --          101,829
                                             ------------     ------------
         Accumulated benefit obligation      $  2,462,773     $  6,042,316
         Effect of projected compensation
           increases                                -- --            -- --
                                             ------------     ------------
         Projected benefit obligation        $  2,462,773     $  6,042,316
         Fair value of plan assets              3,029,968        4,961,943
                                             ------------     ------------
         Plan assets in excess of (less than)
           projected benefit obligation      $    567,195     $ (1,080,373)
         Unrecognized net loss                    166,934          158,338
         Unrecognized prior service costs           -- --          525,489
         Unrecognized net (asset) liability
           at initial adoption of FAS 87         (230,073)          20,191
         Adjustment required to recognize
           minimum liability                        -- --         (704,018)
                                             ------------     ------------
         Prepaid (accrued) pension cost      $    504,056     $ (1,080,373)
                                             ============     ============

Discount rates for the plans were 7%. The assumed long-term rates of return on plan assets were 8%. The unrecognized asset (liability) at the initial adoption of FAS 87 is being amortized on a straight-line basis over the average remaining service period of plan participants. Plan assets consist of listed common stocks, corporate and government bonds and short-term investments.

Retirement Savings Plan

The expense associated with the Retirement Savings Plan was $1,406,655 for 1997, $1,360,993 for 1996 and $1,312,222 for 1995.

Deferred Compensation Plan

The Corporation has a deferred compensation program for key employees of the Corporation. Under this program, the Corporation agrees to pay each covered employee a certain sum annually for fifteen years upon their retirement or, in the event of their death, to their designated beneficiary. A benefit is also paid if the employee terminates employment (other than by his voluntary action or discharge for cause) before they attain age 65. In that event, the amount of the benefit depends on the employee's years of service with the Corporation. Full benefits are paid only if the employee completes 25 years of service. The Corporation has purchased individual life insurance contracts with respect to each employee covered by this program. The Corporation is the owner and beneficiary of the insurance contracts. The employees are general creditors of the Corporation with respect to these benefits. The expense associated with the Deferred Compensation Plan was $2,503,375 for 1997, $493,773 for 1996 and $397,798 for 1995. The expense for 1997 included an additional charge of $1,975,747 resulting from a change in the estimated costs for deferred compensation payable to several employees who prematurely separated from service with the Corporation.
                                     23
Postretirement Benefit Plan

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

Annual net postretirement benefit costs are determined on an actuarial basis. Net periodic postretirement benefit cost included the following components for the years ended December 31, 1997, 1996 and 1995:

                                          1997        1996        1995
                                       ----------  ----------  ----------
   Interest expense on accumulated
     postretirement benefit obligation $   26,000  $   28,000  $   27,000
   Other amortization and deferrals         5,000       2,000     (16,000)
                                       ----------  ----------  ----------
                                       $   31,000  $   30,000  $   11,000
                                       ==========  ==========  ==========

Postretirement benefit obligations at December 31, 1997 and 1996, none of which are funded, are as follows:
                                                 1997              1996
                                             ------------     ------------
   Accumulated postretirement
     benefit obligation, retirees            $    277,000     $    332,000
   Plan assets                                      -- --            -- --
                                             ------------     ------------
   Accumulated postretirement benefit
     obligation in excess of plan assets     $    277,000     $    332,000
   Unrecognized transition obligation               -- --            -- --
   Unrecognized net experience losses (gains)       -- --            -- --
                                             ------------     ------------
   Accrued postretirement benefit obligation $    277,000     $    332,000
                                             ============     ============

For measurement purposes, a 12% annual rate of increase in per capita health care costs of covered benefits was assumed for 1997, with such annual rate of increase gradually declining to 6% in 2003.

Postemployment Benefits

The Corporation provides certain compensation benefits to former employees. For 1997 a provision for costs in the amount of $1,530,000 was charged to operations.


7.   Leases

The Corporation and its Subsidiaries lease various plant and warehouse facilities along with various equipment. Leases for the plant and warehouse facilities and leases for machinery and equipment generally require the payment of appropriate taxes, insurance and maintenance costs. The leases are cancelable within a limited period of time.

Rental expense was $508,890 for 1997, $670,496 for 1996 and $625,843 for 1995.
                                     24
8.   Research and Development

Research and development costs charges to expense were $2,739,388 for 1997, $2,554,826 for 1996 and $2,983,552 for 1995.


9.   Commitments and Contingencies

Legal Matters

The Corporation and its Subsidiaries are parties to various pending judicial proceedings arising in the ordinary course of business, including a proceeding involving the New Jersey facility formerly occupied by the Corporation's discontinued consumer products subsidiary. Management and its legal counsel have reviewed the possible outcome of pending proceedings and have determined that any liabilities which may result from current proceedings are not reasonably likely to have a material effect on the Corporation's financial condition or results of operations.

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

Facilities Addition

The Corporation has committed to the construction of an additional coating facility at its Winchester, Virginia location. The total outlay for the facility is expected to be approximately $7.0 million. The facility is expected to be placed in service during the third quarter of 1998.

Year 2000 Readiness

Management has taken steps to examine the Corporation's potential exposure to business interruption due to possible Year 2000 computer software failures. Employees connected with the Management Information Services department have reviewed the software being utilized for operation of the Corporation's primary business operations system and the software used in the operation of various LANs running throughout the Corporation. They have determined that currently there are no apparent conflicts which will prevent the present software from operating properly at Year 2000. Personnel connected with the Maintenance Services area of the Corporation have made similar reviews and inquiries concerning software used in the operation of the Corporation's manufacturing equipment. At this time they are aware of no material conflicts that would jeopardize the operation of the Corporation's manufacturing operations.




                                     25
10.   Significant Customer

Net sales to divisions and subsidiaries of Ford Motor Company amounted to $44,142,504 (27.0% of net sales) in 1997, $44,186,054 (25.8% of net sales)
in 1996 and $40,622,615 (24.0% of net sales) in 1995.

Receivables at December 31, 1997, 1996 and 1995 from Ford Motor Company were $6,289,788, $5,006,569, and $6,275,579, respectively.


11.   Stock Option Plans

1985 Stock Option Plan

The 1985 option plan expired January 28, 1995. Options previously granted may be exercised by the participants until the options expire, which is ten years after the date of the original option grant. The option price of grants under this plan could not be less than the fair market value of the common stock on the date of grant.

1995 Stock Option Plan

The Corporation has a stock option plan under which options may be granted to certain key employees for the purchase of the Corporation's common stock.
The effective date of the Plan was February 7, 1995 with an expiration date of February 6, 2005. The Plan reserves for issuance an aggregate of 200,000 shares of the Corporation's common stock. The option price for options granted cannot be less than 100% of fair market value of the common stock on the date of the grant. The Plan contains an antidilutive provision providing for adjustments to the options previously granted in the event of changes in the Corporation's capital structure.

1995 Outside Directors Stock Option Plan

The Corporation has a stock option plan under which options may be granted to members of the Corporation's Board of Directors for the purchase of the Corporation's common stock. The effective date of the Plan was April 25, 1995 with an expiration date of April 24, 2005. The Plan reserves for issuance an aggregate of 200,000 shares of the Corporation's common stock. Each eligible director received an option for 10,000 shares common stock on the effective date of the Plan. On each April 25 thereafter each eligible director will receive an option for 1,000 shares of common stock. Directors who become eligible after April 25, 1995 will receive an option for 10,000 shares as of the date they become eligible for the Plan and will receive an option for 1,000 shares on each April 25 thereafter. The option price for options granted cannot be less than 100% of fair market value of the common stock on the date of the grant. The plan contains an antidilutive provision providing for adjustments to the options previously granted in the event of changes in the Corporation's capital structure.


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. For 1997, no options were granted requiring measurement under this model. For 1996 weighted-average assumptions were: Dividend rate of 2.9%, price volatility of 25%, a risk-free interest rate of 5.31% and expected lives of 7.75 years.


                                     26
The Corporation applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for 1997, 1996 or 1995. If the fair value method of accounting for stock options prescribed by FAS No. 123 had been applied, there would have been no expense relating to the stock options for 1997. The expense would have been $41,437 in 1996 and $184,883 in 1995. Pro forma net income would have been $10,688,056 in 1996 and $13,847,180 in 1995. Pro forma earnings per share would have been $.66 in 1996 and $.84 in 1995.


The status of the stock option plans during 1997 and 1996 is as follows:

                                                            1995 Directors
                    1985 Option Plan     1995 Option Plan     Option Plan
                    ----------------     ----------------   --------------
                              Weighted           Weighted           Weighted
                              Average            Average            Average
                    Number of Exercise Number of Exercise Number of Exercise
                     Shares     Price   Shares     Price   Shares     Price
                    --------- -------- --------- -------- --------- --------
Outstanding at
  January 1, 1997      94,965 $  11.01   125,000 $  10.48    88,000 $  10.39
Granted during 1997     -- --    -- --     -- --    -- --    27,000     8.76
Exercised during 1997   -- --    -- --     -- --    -- --     -- --    -- --
Forfeited during 1997 (27,095)   11.67   (21,500)   10.48   (11,000)   10.39
                    ---------          ---------          ---------
Outstanding at
  December 31, 1997    67,870    10.74   103,500    10.48   104,000     9.96
                    =========          =========          =========

All outstanding options were exercisable at December 31, 1997


                                                            1995 Directors
                    1985 Option Plan     1995 Option Plan     Option Plan
                    ----------------     ----------------   --------------
                              Weighted           Weighted           Weighted
                              Average            Average            Average
                    Number of Exercise Number of Exercise Number of Exercise
                      Shares    Price    Shares    Price    Shares    Price
                    --------- -------- --------- -------- --------- --------
Outstanding at
  January 1, 1996      96,965 $  10.99   102,000 $  10.31    80,000 $  10.31
Granted during 1996     -- --    -- --    24,000    11.19     8,000    11.13
Exercised during 1996   -- --    -- --     -- --    -- --     -- --    -- --
Forfeited during 1996  (2,000)   10.10    (1,000)   10.31     -- --    -- --
                    ---------          ---------          ---------
Outstanding at
  December 31, 1996    94,965    11.01   125,000    10.48    88,000    10.39
                    =========          =========          =========

All outstanding options were exercisable at December 31, 1996

Weighted average fair
value of options
granted during 1996              N/A             $  11.19           $  11.13
                              ========           ========           ========

                                     27
The status of the options outstanding at December 31, 1997 is as follows:
                                                                 Remaining
                                           Exercise             Contractual
                                             Price    Number        Life
                                           --------  --------   -----------
                                           $  15.90    16,250     1.1 Years
                                              10.88    16,000     2.1 Years
                                               8.32    35,620     4.8 Years
                                              10.31   153,500     7.3 Years
                                              11.17    27,000     8.3 Years
                                               8.16    17,000     9.3 Years
                                               9.78    10,000     9.6 Years


12.   Fair Value of Financial Instruments

The Corporation estimates that each category of financial instruments, including cash, trade receivables and payables, investments and debt instruments, approximate current value at December 31, 1997 and 1996.


13.   Discontinued Operations

On July 31, 1997 the Corporation sold substantially all of the former consumer products business segment of the Corporation, identified as Melnor Inc., including the stock of Melnor's wholly-owned subsidiary, Melnor Canada, Ltd., to GH Acquisition Corp. The Corporation received approximately $22.0 million in cash for the sale. The cash received included funds in the amount of $2.5 million designated for an escrow account. Part or all of this escrow account may be returned to the purchaser in the event future business operations of this business do not meet certain operating result thresholds.

The loss on disposal of the segment of $3,674,046 (net of income tax benefit of $1,825,954) represented the loss from the disposal of substantially all assets of the business along with expenses associated with the disposal activities, including severance costs, professional fees and potential variances in projected operations of the business during future fiscal periods.

Losses from the discontinued operations of this business are shown separately in the accompanying income statements. Income tax benefits applicable to the years ended December 31, 1997, 1996 and 1995 were $428,489, $1,907,254 and $741,687, respectively.

Net sales for this business were $21,646,807 for the seven months ended July 31, 1997 and $40,145,222 and $40,267,676 for the years ended December 31,
1997 and 1996. These amounts are excluded from net sales reported in the accompanying income statements.











                                     28
14.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                                      1997          1996          1995
                                  ------------  ------------  ------------

   Cash payments for interest     $      8,482  $      2,976  $      5,202
                                  ============  ============  ============

   Cash payments for income taxes $  4,758,603  $  5,310,200  $  7,971,969
                                  ============  ============  ============

Supplemental Schedule of Noncash Investment Activities


In 1996, notes receivable of $654,794 were received as part of the proceeds from the sale of property and equipment.


15.   Supplemental Financial Data (Unaudited)
                              Quarter Ended
           ---------------------------------------------------    1997
1997         March 31     June 30    September 30 December 31     Total
           ------------ ------------ ------------ ------------ ------------
Net sales  $ 40,463,805 $ 44,706,832 $ 38,828,516 $ 39,600,247 $163,599,400
Gross
profit     $  6,092,585 $  7,689,004 $  5,934,913 $  5,906,090 $ 25,622,592
Net income (loss)
from:
Continuing
operations $  2,498,007 $  3,417,321 $  2,871,432 $     27,098 $  8,813,858
Discontinued
operations     (274,030)    (166,801)  (3,467,762)    (359,046)  (4,267,639)
           ------------ ------------ ------------ ------------ ------------
Net income
(loss)     $  2,223,977 $  3,250,520 $   (596,330)$   (331,948)$  4,546,219
           ------------ ------------ ------------ ------------ ------------
Earnings (loss)
per share from:
Continuing
operations $        .16 $        .22 $        .18 $      -- -- $        .56
Discontinued
operations         (.02)        (.01)        (.22)        (.02)        (.27)
           ------------ ------------ ------------ ------------ ------------
Earnings (loss)
per share  $        .14 $        .21 $       (.04)$       (.02)$        .29
           ------------ ------------ ------------ ------------ ------------
Dividends
declared   $        .08 $        .08 $        .08 $        .08 $        .32
Market price per
share:
High          10  3/4       9 11/16        11            11          11
Low            8            7 15/16         8 3/8         9 7/8       7 15/16




                                     29
                              Quarter Ended
           ---------------------------------------------------    1996
1996         March 31     June 30    September 30  December 31    Total
           ------------ ------------ ------------ ------------ ------------
Net sales  $ 42,833,847 $ 47,846,657 $ 41,626,488 $ 38,911,495 $171,218,487
Gross
profit     $  9,359,678 $  8,387,369 $  6,692,264 $  6,599,171 $ 31,038,482
Net income (loss)
from:
Continuing
operations $  4,071,637 $  4,103,862 $  2,914,623 $  3,023,625 $ 14,113,747
Discontinued
operations      162,564      126,743   (1,367,924)  (2,305,637)  (3,384,254)
           ------------ ------------ ------------ ------------ ------------
Net income $  4,234,201 $  4,230,605 $  1,546,699 $    717,988 $ 10,729,493
           ------------ ------------ ------------ ------------ ------------
Earnings (loss)
per share from:
Continuing
operations $        .25 $        .25 $        .18 $        .19 $        .87
Discontinued
operations          .01          .01         (.08)        (.15)        (.21)
           ------------ ------------ ------------ ------------ ------------
Earnings
per share  $        .26 $        .26 $        .10 $        .04 $        .66
           ------------ ------------ ------------ ------------ ------------
Dividends
declared   $        .08 $        .08 $        .08 $        .08 $        .32
Market price per
share:
High          11  1/4       12  3/4       12  1/8       11  3/4        12 3/4
Low            9  3/4       10  5/8       10  5/8       10              9 3/4


16.   Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.
                                      1997          1996          1995
                                  ------------  ------------  ------------
Weighted average number of common
 shares used in earnings per
 common share                       15,758,205    16,169,162    16,503,877

Effect of dilutive securities:
 Stock options                           8,863        19,598        15,372
                                  ------------  ------------  ------------
Weighted average number of common
 shares used in earnings per
 common share - assuming dilution   15,767,068    16,188,760    16,519,249
                                  ============  ============  ============

Options on approximately 222,750, 72,345 and 57,345 shares were not included in computing earnings per common share - assuming dilution for the years ended December 31, 1997, 1996 and 1995, respectively, because their effects were antidilutive.

                                     30
17.   New Accounting Pronouncements

During June, 1997 the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. Statement No. 130 is effective for financial statements beginning after December 15, 1997.

Additionally during June of 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.







































                                     31




                        INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of O'Sullivan Corporation

We have audited the accompanying consolidated balance sheets of O'Sullivan Corporation and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O'Sullivan Corporation and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


                                     /s/  YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
January 26, 1998



















                                     32
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

None






















































                                     33
                                  PART III


Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Corporation's Directors and Director nominees, see pages 4 through 6 of the Corporation's definitive Proxy Statement dated March 27, 1998 which pages are incorporated herein by reference. For information concerning the compliance by directors, officers and beneficial owners of more than 10% of the Corporation's stock with the requirement of Section 16(a) of the Securities Exchange Act of 1934, see page 6 of the Corporation's Definitive Proxy Statement dated March 27, 1998, which page in incorporated herein by reference.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of O'Sullivan Corporation at December 31, 1997 are listed below. All officers are elected by the Board of Directors for a one year term. There are no family relationships among officers or any other arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

                                                               Served As
         Name              Age              Office           Officer Since
---------------------     ----      ---------------------    -------------
James T. Holland           57       President                     1976
C. Bryant Nickerson        51       Secretary & Treasurer         1986
John S. Campbell           47       Vice President                1986

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


Other Officers of the Registrant
                                                               Served As
         Name              Age              Office           Officer Since
---------------------     ----      ---------------------    -------------
William O. Bauserman       54       Vice President                1987
Ewen A. Campbell           50       Vice President                1993
John P. Crowther           47       Vice President                1998
James L. Tremoulis         44       Vice President                1986
Robert C. Westfall         55       Vice President                1979


                                     34
Mr. Bauserman has been employed by the Corporation since 1968 and has served as a Vice President since 1987. Mr. Bauserman has been employed in various capacities within the data processing and management information services areas during his tenure with the Corporation.

Mr. Ewen A. Campbell has an extensive background in chemistry and plastics compounding. He has been employed by the Corporation since 1991 in the areas of compounding and research and development activities. He has served as a Vice President since 1993. Mr. Ewen Campbell and Mr. John Campbell are not related.

Mr. Crowther has been employed by the Corporation since 1995 as a sales representative to automotive-related customers of the Corporation. Prior to that time he was employed by a business that served as a manufacturer's representative to the automotive industry for the Corporation. He was elected as a Vice President in January, 1998.

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


Item 11.        EXECUTIVE COMPENSATION

See Pages 7 through 13 of the Corporation's Proxy Statement dated March 27, 1998, which pages are incorporated herein by reference.


Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

See Pages 3 through 6 of the Corporation's Proxy Statement dated March 27, 1998, which pages are incorporated herein by reference.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1997 that would be applicable for disclosure under this item.














                                     35
                                  PART IV


Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                      8-K

(a).    (1)     Financial Statements                                   Page

                Included in Part II, Item 8, of this report:

                Report of Independent Auditors                          32

                Consolidated Balance Sheets at December 31, 1997
                  and 1996                                              10

                Consolidated Statements of Income for the Years
                  Ended December 31, 1997, 1996 and 1995                11

                Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1997, 1996 and 1995        12-13

                Consolidated Statements of Changes in
                  Stockholders' Equity for the Years Ended
                  December 31, 1997, 1996 and 1995                    14-15

                Notes to Consolidated Financial Statements            16-31


(a).   (2)      Financial Statement Schedules

                Included in Part IV of this report:

                Report of Independent Auditors on Financial
                  Statement Schedule                                    39

                Schedule II - Valuation and Qualifying Accounts
                  and Reserves for the Years Ended December 31,
                  1997, 1996 and 1995                                   40

(a).   (3)      Exhibits

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


                                     36
Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                      8-K (continued)

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

                3.4   O'Sullivan Corporation Bylaws as amended to
                      January 26, 1998. - filed herewith

                10.1 Compensatory arrangement with executive officers of the registrant. See Pages 7 through 13 of the Corporation's Proxy Statement dated March 27, 1998 which pages are incorporated herein by reference.

                10.2 Form of Employment Continuity Agreement between the Registrant and James T. Holland, John S. Campbell,
                      C. Bryant Nickerson, William O. Bauserman, Ewen A. Campbell, Dee S. Johnston, Michael M. Meissner, James L. Tremoulis and Robert C. Westfall. (Incorporated by reference to the Annual Report on Form 10-K for the Year Ended December 31, 1996.)

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

                10.6 Severance Agreement between O'Sullivan Corporation and James T. Holland, President and Chief Executive Officer. - filed herewith

                21.   Subsidiaries of the Registrant - filed herewith

                23.   Consent of Independent Auditors - filed herewith

                24.   Powers of Attorney - filed herewith

                                     37
Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                      8-K (Continued)

                                                                       Page
                27.   Financial Data Schedule - filed herewith


(b).            Reports on Form 8-K

                There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

(c).            Index to Exhibits                                       43













































                                     38




                        INDEPENDENT AUDITOR'S REPORT
                      ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of the O'Sullivan Corporation

The examination referred to in our opinion dated January 26, 1998 of the consolidated financial statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997, 1996 and 1995 included the related supplemental financial schedule as listed in Item 14(a) 2, which, when considered in relation to the basis financial statements, present fairly in all material respects the information shown therein.

                                          /s/  YOUNT, HYDE & BARBOUR, P.C.







































                                     39
                O'SULLIVAN CORPORATION AND SUBSIDIARIES      Schedule II
                   VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 1997, 1996 and 1995

 Column A   Column B          Column C           Column D      Column E
---------- ---------- ------------------------ -----------   -----------
                              Additions
                      ------------------------
                         (1)          (2)
             Balance   Charged      Charged                     Balance
                at     to Costs       to                          at
            Beginning    and         Other      Recoveries        End
Description  of Year   Expense      Accounts   (Deductions)     of Year
---------- ---------- ----------  ------------ ------------   -----------
1997:
 Allowance
  for
  Doubtful
  Accounts $  573,769 $    -- --  $     -- --  $    (3,619)(A)$   570,150
           ========== ==========  ===========  ===========    ===========
1996:
 Allowance
  for
  Doubtful
  Accounts $  470,684 $   77,000  $     -- --  $    26,085 (A)$   573,769
           ========== ==========  ===========  ===========    ===========
1995:
 Allowance
  for
  Doubtful
  Accounts $  402,713 $  275,000  $     -- --  $  (207,029)(A)$   470,684
           ========== ==========  ===========  ===========    ===========

Note (A) - Write-offs of uncollectible accounts, net of recoveries.
























                                     40
                                SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934,the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 26, 1998                            O'SULLIVAN CORPORATION
--------------                            By: /s/ C. Bryant Nickerson
    Date                                  ---------------------------
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


Arthur H. Bryant, II *                                    March 26, 1998
------------------------                                  --------------
Arthur H. Bryant, II        Chairman and Director              Date

/s/ James T. Holland                                      March 26, 1998
------------------------                                  --------------
James T. Holland            President, Chief Executive         Date
                            Officer and Director

/s/ C. Bryant Nickerson                                   March 26, 1998
------------------------                                  --------------
C. Bryant Nickerson         Secretary, Treasurer and           Date
                            Chief Financial Officer

C. Hugh Bloom *                                           March 26, 1998
------------------------                                  --------------
C. Hugh Bloom               Director                           Date

Magalen O. Bryant *                                       March 26, 1998
------------------------                                  --------------
Magalen O. Bryant           Director                           Date

Robert L. Burrus, Jr. *                                   March 26, 1998
------------------------                                  --------------
Robert L. Burrus, Jr.       Director                           Date

Max C. Chapman, Jr. *                                     March 26, 1998
------------------------                                  --------------
Max C. Chapman, Jr.         Director                           Date

R. Michael McCullough *                                   March 26, 1998
------------------------                                  --------------
R. Michael McCullough       Director                           Date

Stephen P. Munn *                                         March 26, 1998
------------------------                                  --------------
Stephen P. Munn             Director                           Date

                                     41
Timothy J. Sandker *                                      March 26, 1998
------------------------                                  --------------
Timothy J. Sandker          Director                           Date

Leighton W. Smith  *                                      March 26, 1998
------------------------                                  --------------
Leighton W. Smith           Director                           Date


                      *  By:  /s/ James T. Holland
                              ---------------------
                              James T. Holland
                              Attorney-In-Fact













































                                     42
                                EXHIBIT INDEX

                                                                     Page
                3.4      O'Sullivan Corporation Bylaws Amended
                         to January 26, 1998                         44-51

               10.6      Severance Agreement between O'Sullivan
                         Corporation and James T. Holland,
                         President and Chief Executive Officer       52-55

               21.       Subsidiaries of the Registrant               56

               23.       Consent of Experts                           57

               24.       Powers of Attorney                          58-66

               27.       Financial Data Schedule                      67









































                                     43