Form 10-Q
period 1998-03-31
OSULLIVAN CORP
filed 1998-05-12
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	    EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission file number 1-4438

                           O'SULLIVAN CORPORATION
           (Exact name of registrant as specified in its charter)


            Virginia                                      54-0463029
            --------                                      ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

       1944 Valley Avenue
           PO Box 3510
      Winchester, Virginia                                   22601
      --------------------                                   -----
      (Address of principal                               (Zip code)
        executive offices)

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

As of April 30, 1998 there were 15,742,722 shares of Common Stock, Par Value $1, outstanding.











                       PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                            March 31,     December 31,
                                               1998            1997
                                           (Unaudited)
ASSETS                                    -------------   -------------
Current Assets
  Cash and cash equivalents               $  35,589,638   $  35,444,138
  Receivables                                29,001,758      25,658,216
  Inventories                                21,213,778      20,674,689
  Deferred income tax assets                  1,057,481       1,041,564
  Other current assets                        1,625,084       3,234,108
                                          -------------   -------------
     Total current assets                 $  88,487,739   $  86,052,715
                                          -------------   -------------
Property, Plant and Equipment             $  40,726,870   $  40,316,399
                                          -------------   -------------
Other Assets                              $  11,410,487   $  11,662,582
                                          -------------   -------------
     Total assets                         $ 140,625,096   $ 138,031,696
                                          =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                        $  10,427,861   $   9,988,826
  Accrued expenses                            6,919,420       5,968,248
                                          -------------   -------------
     Total current liabilities            $  17,347,281   $  15,957,074
                                          -------------   -------------
Other Long-Term Liabilities               $   8,265,971   $   8,404,635
                                          -------------   -------------
Deferred Income Tax Liabilities           $     593,697   $     954,921
                                          -------------   -------------
Commitments and Contingencies             $       -- --   $       -- --
                                          -------------   -------------
Stockholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares          $  15,742,862   $  15,743,062
  Additional paid-in capital                  2,716,191       2,717,863
  Retained earnings                          95,959,094      94,254,141
                                          -------------   -------------
     Total stockholders' equity           $ 114,418,147   $ 112,715,066
                                          -------------   -------------
     Total liabilities and
       stockholders' equity               $ 140,625,096   $ 138,031,696
                                          =============   =============


The accompanying notes are an integral part of the consolidated financial statements.






                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                              For The Three Months
                                                 Ended March 31,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------

Net sales                                 $  41,946,284   $  40,463,805
Cost of products sold                        35,081,839      34,371,220
                                          -------------   -------------

     Gross profit                         $   6,864,445   $   6,092,585
                                          -------------   -------------
Operating expenses
  Selling and warehousing                 $   1,427,662   $   1,251,246
  General and administrative                  1,533,175       1,530,424
                                          -------------   -------------
                                          $   2,960,837   $   2,781,670
                                          -------------   -------------

Income from operations                    $   3,903,608   $   3,310,915
                                          -------------   -------------

Other income
  Interest income                         $     508,535   $     666,295
  Other, net                                    279,487          79,118
                                          -------------   -------------
                                          $     788,022   $     745,413
                                          -------------   -------------
     Income from continuing operations
       before income taxes                $   4,691,630   $   4,056,328

Income taxes                                  1,727,269       1,558,321
                                          -------------   -------------

     Income from continuing operations    $   2,964,361   $   2,498,007

Loss from discontinued operations,
  net of taxes                                    -- --        (274,030)
                                          -------------   -------------

     Net income                           $   2,964,361   $   2,223,977
                                          =============   =============












                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)

                                              For The Three Months
                                                 Ended March 31,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------
Net income (loss) per common share,
  basic and diluted:
    Net income per common share from
      continuing operations               $         .19   $         .16

    Net loss per common share from
      discontinued operations                     -- --            (.02)
                                          -------------   -------------
Net income per common share               $         .19   $         .14
                                          =============   =============

Dividends per common share                $         .08   $         .08
                                          =============   =============

Average shares outstanding                   15,742,975      15,803,222
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.





























                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               For The Three Months
                                                  Ended March 31,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Cash Flows from Operating Activities
Net income from continuing operations       $  2,964,361   $  2,498,007
Adjustments to reconcile net income
  from continuing operations to net
  cash provided by operating activities
  of continuing operations:
    Depreciation                               1,538,700      1,356,900
    Provision for doubtful accounts               20,000          -- --
    Deferred income taxes                       (377,141)       (14,403)
    (Gain) on disposal of assets                 (45,298)        (9,906)
    Unremitted (income) from joint venture      (247,522)       (54,903)
    Changes in assets and liabilities:
      Receivables                             (3,363,542)    (1,636,770)
      Inventories                               (539,089)       269,362
      Other current assets                     1,487,506      1,782,676
      Accounts payable                           439,035       (704,864)
      Accrued expenses                           957,014        743,704
      Postemployment benefits and
        deferred compensation                   (141,365)       (44,150)
      Other noncurrent operating assets
        and liabilities                            5,851         53,978
                                            ------------   ------------
Net cash provided by operating activities   $  2,698,510   $  4,239,631
                                            ------------   ------------

Cash Flows from Investing Activities
Additions to property, plant and equipment  $ (1,987,736)  $ (1,381,051)
Proceeds from disposal of assets                 553,168         14,287
Payments received from non-operating
  notes receivable                                52,924         41,807
Change in other assets                            60,340       (306,548)
Funds advanced to discontinued operations          -- --     (1,933,474)
Other, net                                        29,575       (362,987)
                                            ------------   ------------
Net cash (used in) investing activities     $ (1,291,729)  $ (3,927,966)
                                            ------------   ------------

Cash Flows from Financing Activities
Purchase of common stock                    $     (1,873)  $   (993,803)
Cash dividends paid                           (1,259,408)    (1,262,144)
                                            ------------   ------------
Net cash (used in) financing activities     $ (1,261,281)  $ (2,255,947)
                                            ------------   ------------






                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Continued)

                                               For The Three Months
                                                  Ended March 31,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Increase (decrease) in cash and
  cash equivalents                          $    145,500   $ (1,944,282)

Cash and cash equivalents at beginning
  of period                                   35,444,138      6,192,431
                                            ------------   ------------
Cash and cash equivalents at end
  of period                                 $ 35,589,638   $  4,248,149
                                            ============   ============

The accompanying notes are an integral part of the consolidated financial statements.




































                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.     Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of O'Sullivan Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These statements should be read in conjunction with the financial statements notes and other disclosures thereto included in the Corporation's 1997 Annual Report to Stockholders and Form 10-K.

Investments in affiliates in which the Corporation has a 20% to 50% interest are carried at cost adjusted for the Corporation's proportionate share of the affiliate's undistributed earnings or loss.

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring accruals and adjustments, necessary to fairly present the Corporation's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Certain amounts for 1997 have been reclassified to reflect comparability with account classifications for 1998.


Note B.  Supplementary Balance Sheet Detail

Receivables
  Trade receivables                         $ 29,571,814   $ 26,228,366
  Less allowance for doubtful accounts           570,056        570,150
                                            -------------  ------------
                                            $ 29,001,758   $ 25,658,216
                                            ============   ============

Net receivables balances for automotive related business were $15,613,955 at March 31, 1998 and $14,711,831 at December 31, 1997.

Inventories
  Finished goods                            $  5,163,776   $  4,505,483
  Work in process                              4,094,941      3,385,687
  Raw materials                                8,365,786      9,380,683
  Supplies                                     3,589,275      3,402,836
                                            ------------   ------------
                                            $ 21,213,778   $ 20,674,689
                                            ============   ============






Property, Plant and Equipment
  Land                                      $  1,454,935   $  1,414,776
  Buildings                                   27,942,736     27,762,932
  Machinery and equipment                     60,155,330     58,458,348
  Transportation equipment                     4,013,891      3,981,665
                                            ------------   ------------
                                            $ 93,566,892   $ 91,617,721
  Less accumulated depreciation               52,840,022     51,301,322
                                            ------------   ------------
                                            $ 40,726,870   $ 40,316,399
                                            ============   ============
Accrued Expenses
  Accrued compensation                      $  2,578,604   $  2,540,290
  Employee benefits                            1,087,926        886,467
  Dividends payable                            1,251,789      1,257,623
  Income taxes payable                           972,649          -- --
  Other accrued expenses                       1,028,452      1,283,868
                                            ------------   ------------
                                            $  6,919,420   $  5,968,248
                                            ============   ============
Other Long-Term Liabilities
  Deferred compensation                     $  3,871,444   $  3,978,100
  Employee benefits                              848,167        845,466
  Postemployment benefits                      1,046,360      1,081,069
  Contingency reserve for discontinued
    operations                                 2,500,000      2,500,000
                                            ------------   ------------
                                            $  8,265,971   $  8,404,635
                                            ============   ============

The contingency reserve for discontinued operations is an allowance for potential adjustments relating to the sale of the Corporation's former consumer products subsidiary.


Note C.  Investment in Unconsolidated Joint Venture

The Corporation has a 49% equity interest in Kiefel Technologies, Inc. Kiefel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Summary income statement information for Kiefel is as follows:

                                               For The Three Months
                                                  Ended March 31,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Net sales                                   $  4,180,098   $  1,753,383

Gross profit                                $    862,265   $    322,964

Net income                                  $    505,147   $    112,046

Registrant's share of net income            $    247,522   $     54,903





Note D.  Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

                                              March 31,      March 31,
                                                 1998           1997
                                              ----------     ----------
Weighted average number of common shares
  used in earnings per common share           15,742,975     15,803,222

Effect of dilutive securities:
  Stock options                                    7,393          3,964
                                              ----------     ----------
Weighted average number of common shares
  used in earnings per common share-
  assuming dilution                           15,750,368     15,807,186
                                              ==========     ==========

Options on approximately 222,750 and 271,345 were not included in computing earnings per common share-assuming dilution for the three months ended March 31, 1998 and 1997, respectively, because their effects were antidilutive.


Note E.  Segment Information

The Corporation operates in one business segment, the manufacture and distribution of calendered plastics products for the automotive and specialty plastics manufacturing industries. All operating revenues of the Corporation are derived from this business activity. Substantially all Corporate assets are utilized in the manufacturing and distribution activities of the calendering operations.


Note F.  Discontinued Operations

Operating results of the consumer products segment for the three months ended March 31, 1997 have been segregated in the accompanying income statements. Income tax benefits for the three months ended March 31, 1997 were $(151,535).

Reference should be made to the Corporation's 1997 Annual Report to Stockholders and Form 10-K for additional information concerning the disposal of Melnor Inc.















Note G.  Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information


                                              For The Three Months
                                                 Ended March 31,
                                              ----------------------
                                                 1998        1997
                                              ----------  ----------

Cash payments for interest                    $    -- --  $    7,108
                                              ==========  ==========

Cash payments for income taxes                $  194,645  $  192,726
                                              ==========  ==========
















































                       INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
O'Sullivan Corporation
Winchester, Virginia


We have reviewed the accompanying condensed consolidated balance sheet of O'Sullivan Corporation and Subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of O'Sullivan Corporation and Subsidiaries as of December 31, 1997, and the related statements of income and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                         /s/  Yount, Hyde & Barbour, P.C.


Winchester, Virginia
April 30, 1998








ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (First Quarter, 1998 versus First Quarter, 1997)
----------------------------------------------------------------------

Continuing Operations (Plastics Products Segment) Operating Results

O'Sullivan Corporation's consolidated net sales were $41.9 million for the first quarter of 1998 and $40.5 million for the first quarter of 1997. The sales increase over the first quarter of 1997 was $1.5 million or 3.7%. Both the automotive and industrial components of the business experienced sales increases over the first quarter of 1997. The increase in automotive sales was slightly greater than the increase in industrial sales.

The gross margin was 16.4% for the first quarter of 1998 and 15.1% for the first quarter of 1997. The improvement in the gross margin was due to the increased sales volume, changes in product mix, manufacturing efficiency improvements and marginally lower raw material costs.

Selling and warehousing expenses were 3.4% of net sales for the first quarter of 1998 and 3.1% for the first quarter of 1997. The increased costs for 1998 resulted from increased compensation, advertising and sales consulting fees. General and administrative expenses were 3.7% of net sales for the first quarter of 1998 and 3.8% for the first quarter of 1997.

Income tax expense was $1.7 million for the first quarter of 1998 and $1.6 million for the first quarter of 1997. The increase in the provision for income taxes resulted from the higher level of pre-tax income for the first quarter of 1998, although the effective tax rate was lower for the first quarter of 1998. The Corporation's effective tax rate for the first quarter of 1998 was 36.8% compared to 38.4% for the first quarter of 1997. The reduction in the effective rate was due to a reduced charge for state income taxes and a reduction in the effective federal rate.

Net other income increased by approximately $43 thousand compared to the first quarter of 1997. The net increase resulted from improved earnings of a non-consolidated affiliate when compared to the first quarter of 1997, which exceeded the decreased earnings from interest income for the quarter.



















Liquidity and Capital Resources

Operating activities provided net cash of $2.7 million for the first quarter of 1998 compared to net cash provided by operating activities of $4.2 million for the first quarter of 1997. Cash provided by operating activities in the first quarter of 1998 plus the proceeds provided from the sale of assets were used to make property, plant and equipment purchases during the quarter and to pay dividends. The improved net cash flow for the quarter when compared to 1997 primarily resulted from reduced outlays for purchase of the Corporation's stock and advances to fund discontinued operations.

Capital outlay was $2.0 million for the first quarter of 1998 and $1.4 million for the first quarter of 1997. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1998 is expected to be between $12.5 and $14.5 million.

The Corporation has renewed through June 30, 2000, its line of credit with First Union National Bank of Virginia to provide capital to finance capital outlay and/or acquisitions. The amount of the line of credit has been increased to $50,000,000.

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


Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of O'Sullivan Corporation was held on April 29, 1998, for the purpose of electing a board of directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.


                            Proxy Vote    Proxy Vote   Proxy Vote
Name of Director               For          Against      Abstain
-----------------           ----------      -------      -------
C. Hugh Bloom, Jr.          12,904,169          281      127,752
Arthur H. Bryant, II        12,904,369           81      127,752
Magalen O. Bryant           12,205,966      698,284      127,952
Robert L. Burrus, Jr.       12,902,586          501      129,115
Max C. Chapman, Jr.         12,901,857        1,480      128,865
James T. Holland            12,898,965        2,441      130,796
R. Michael McCullough       12,903,849          601      127,752
Stephen P. Munn             12,902,786          301      129,115
Timothy J. Sandker          12,903,036          301      128,865
Leighton W. Smith, Jr.      12,963,137          301       68,764


The proposal for approving Yount, Hyde and Barbour, P.C. as independent auditors for 1998 was approved by the following proxy vote:

                For         12,952,871
                Against         55,466
                Abstain         23,865
















Item 6.     Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  10.3 	The O'Sullivan Corporation 1995 Stock Option Plan
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

                  10.6 Severance Agreement between O'Sullivan Corporation and James T. Holland, President and Chief Executive Officer. (Incorporated by reference to the Annual Report on Form 10-K for the Year Ended December
                        31, 1997.)

                  27   	Article 5 of Regulation S-X, Financial Data Schedule
                        for the first quarter, 1998 Form 10-Q.


             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.






























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

May 12, 1998