Form 10-Q
period 1998-06-30
OSULLIVAN CORP
filed 1998-08-13
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       Or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission file number 1-4438

                            O'SULLIVAN CORPORATION
                            ----------------------
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

As of July 31, 1998 there were 15,595,352 shares of Common Stock, Par Value $1, outstanding.





                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             June 30,     December 31,
                                              1998            1997
                                           (Unaudited)
ASSETS                                    -------------   -------------
Current Assets
  Cash and cash equivalents               $  35,852,940   $  35,444,138
  Receivables                                27,984,898      25,658,216
  Inventories                                20,650,303      20,674,689
  Deferred income tax assets                  1,026,566       1,041,564
  Other current assets                        1,533,546       3,234,108
                                          -------------   -------------
     Total current assets                 $  87,048,253   $  86,052,715
                                          -------------   -------------
Property, Plant and Equipment             $  42,772,829   $  40,316,399
                                          -------------   -------------
Other Assets                              $  11,482,688   $  11,662,582
                                          -------------   -------------
     Total assets                         $ 141,303,770   $ 138,031,696
                                          =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                        $  11,516,428   $   9,988,826
  Accrued expenses                            6,104,874       5,968,248
                                          -------------   -------------
     Total current liabilities            $  17,621,302   $  15,957,074
                                          -------------   -------------
Other Long-Term Liabilities               $   8,144,848   $   8,404,635
                                          -------------   -------------
Deferred Income Tax Liabilities           $     375,564   $     954,921
                                          -------------   -------------
Commitments and Contingencies             $       -- --   $       -- --
                                          -------------   -------------
Stockholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares          $  15,595,447   $  15,743,062
  Additional paid-in capital                  1,414,166       2,717,863
  Retained earnings                          98,152,443      94,254,141
                                          -------------   -------------
     Total stockholders' equity           $ 115,162,056   $ 112,715,066
                                          -------------   -------------
     Total liabilities and
       stockholders' equity               $ 141,303,770   $ 138,031,696
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.







                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              For The Three Months
                                                 Ended June 30,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------

Net sales                                 $  42,142,539   $  44,706,832
Cost of products sold                        34,339,421      37,017,828
                                          -------------   -------------

     Gross profit                         $   7,803,118   $   7,689,004
                                          -------------   -------------
Operating expenses
  Selling and warehousing                 $   1,496,314   $   1,327,032
  General and administrative                  1,672,586       1,406,197
                                          -------------   -------------
                                          $   3,168,900   $   2,733,229
                                          -------------   -------------

Income from operations                    $   4,634,218   $   4,955,775
                                          -------------   -------------

Other income
  Interest income                         $     528,778   $     738,624
  Other, net                                    239,323         (57,624)
                                          -------------   -------------
                                          $     768,101   $     681,000
                                          -------------   -------------
     Income from continuing operations
       before income taxes                $   5,402,319   $   5,636,775

Income taxes                                  1,949,584       2,219,454
                                          -------------   -------------

     Income from continuing operations    $   3,452,735   $   3,417,321

Loss from discontinued operations,
  net of taxes                                    -- --        (166,801)
                                          -------------   -------------

     Net income                           $   3,452,735   $   3,250,520
                                          =============   =============












                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                  (Continued)

                                              For The Three Months
                                                 Ended June 30,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------
Net income (loss) per common share,
  basic and diluted:
    Net income per common share from
      continuing operations               $         .22   $         .22

    Net loss per common share from
      discontinued operations                     -- --            (.01)
                                          -------------   -------------
Net income per common share               $         .22   $         .21
                                          =============   =============

Dividends per common share                $         .08   $         .08
                                          =============   =============

Average shares outstanding                   15,718,170      15,743,272
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.





























                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              For The Six Months
                                                 Ended June 30,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------

Net sales                                 $  84,088,823   $  85,170,637
Cost of products sold                        69,421,260      71,389,048
                                          -------------   -------------

     Gross profit                         $  14,667,563   $  13,781,589
                                          -------------   -------------
Operating expenses
  Selling and warehousing                 $   2,923,976   $   2,578,278
  General and administrative                  3,205,761       2,936,621
                                          -------------   -------------
                                          $   6,129,737   $   5,514,899
                                          -------------   -------------

Income from operations                    $   8,537,826   $   8,266,690
                                          -------------   -------------

Other income
  Interest income                         $   1,037,313   $   1,404,919
  Other, net                                    518,810          21,494
                                          -------------   -------------
                                          $   1,556,123   $   1,426,413
                                          -------------   -------------
     Income from continuing operations
       before income taxes                $  10,093,949   $   9,693,103

Income taxes                                  3,676,853       3,777,775
                                          -------------   -------------

     Income from continuing operations    $   6,417,096   $   5,915,328

Loss from discontinued operations,
  net of taxes                                    -- --        (440,831)
                                          -------------   -------------

     Net income                           $   6,417,096   $   5,474,497
                                          =============   =============












                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                  (Continued)

                                              For The Six Months
                                                 Ended June 30,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------
Net income (loss) per common share,
  basic and diluted:
    Net income per common share from
      continuing operations               $         .41   $         .38

    Net loss per common share from
      discontinued operations                     -- --            (.03)
                                          -------------   -------------
Net income per common share               $         .41   $         .35
                                          =============   =============

Dividends per common share                $         .16   $         .16
                                          =============   =============

Average shares outstanding                   15,730,572      15,743,247
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.





























                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                For The Six Months
                                                   Ended June 30,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Cash Flows from Operating Activities
Net income from continuing operations       $  6,417,096   $  5,915,328
Adjustments to reconcile net income
  from continuing operations to net
  cash provided by operating activities
  of continuing operations:
    Depreciation                               3,077,400      2,713,800
    Provision for doubtful accounts               61,250          -- --
    Deferred income taxes                       (564,359)         9,902
    Postemployment benefits and
        deferred compensation                   (254,344)       (94,300)
    Other noncurrent operating assets
        and liabilities                           (5,443)       (58,051)
    (Gain) on disposal of assets                (114,680)        (9,906)
    Unremitted (income) from joint venture      (430,487)          (462)
    Changes in assets and liabilities:
      Receivables                             (2,387,932)    (4,669,212)
      Inventories                                 24,386      3,550,455
      Other current assets                     1,400,617      2,140,383
      Accounts payable                         1,527,602       (276,043)
      Accrued expenses                           136,629       (125,246)

                                            ------------   ------------
Net cash provided by operating activities   $  8,887,735   $  9,096,648
                                            ------------   ------------

Cash Flows from Investing Activities
Additions to property, plant and equipment  $ (5,358,834)  $ (2,557,595)
Proceeds from disposal of assets                 725,837         14,287
Payments received from non-operating
  notes receivable                               250,542        112,154
Change in other assets                          (126,371)       570,972
Funds advanced to discontinued operations          -- --     (1,244,197)
                                            ------------   ------------
Net cash (used in) investing activities     $ (4,508,826)  $ (3,104,379)
                                            ------------   ------------

Cash Flows from Financing Activities
Purchase of common stock                    $ (1,451,312)  $   (994,366)
Cash dividends paid                           (2,518,795)    (2,521,576)
                                            ------------   ------------
Net cash (used in) financing activities     $ (3,970,107)  $ (3,515,942)
                                            ------------   ------------






                    O'SULLIVAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                               For The Six Months
                                                  Ended June 30,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------

Increase in cash and cash equivalents       $    408,802   $  2,476,327
Cash and cash equivalents at beginning
  of period                                   35,444,138      6,192,431
                                            ------------   ------------
Cash and cash equivalents at end
  of period                                 $ 35,852,940   $  8,668,758
                                            ============   ============

The accompanying notes are an integral part of the consolidated financial statements.





































                    O'SULLIVAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.     Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of O'Sullivan Corporation and its wholly owned Subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These unaudited statements should be read in conjunction with the financial statement notes and other disclosures thereto included in the Corporation's 1997
Annual Report to Stockholders and Form 10-K.

Investments in affiliates in which the Corporation has a 20% to 50% interest are carried at cost adjusted for the Corporation's proportionate share of the affiliate's undistributed earnings or loss.

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring accruals and adjustments, necessary to fairly present the Corporation's financial position as of June 30, 1998 and December 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997 and the results of its cash flows for the six months ended
June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

Certain amounts for 1997 have been reclassified to reflect comparability with account classifications for 1998.


Note B.  Supplementary Balance Sheet Detail

                                              June 30,     December 31,
                                                1998           1997
                                            ------------   ------------

Receivables
  Trade receivables                         $ 28,435,898   $ 26,228,366
  Less allowance for doubtful accounts           451,000        570,150
                                            -------------  ------------
                                            $ 27,984,898   $ 25,658,216
                                            ============   ============

Net receivables balances for automotive related business were $13,731,177 at June 30, 1998 and $14,711,831 at December 31, 1997.


Inventories
  Finished goods                            $  5,342,179   $  4,505,483
  Work in process                              3,749,024      3,385,687
  Raw materials                                7,925,897      9,380,683
  Supplies                                     3,633,203      3,402,836
                                            ------------   ------------
                                            $ 20,650,303   $ 20,674,689
                                            ============   ============
Property, Plant and Equipment
  Land                                      $  1,516,583   $  1,414,776
  Buildings                                   28,300,431     27,762,932
  Machinery and equipment                     63,248,341     58,458,348
  Transportation equipment                     4,070,761      3,981,665
                                            ------------   ------------
                                            $ 97,136,116   $ 91,617,721
  Less accumulated depreciation               54,363,287     51,301,322
                                            ------------   ------------
                                            $ 42,772,829   $ 40,316,399
                                            ============   ============
Accrued Expenses
  Accrued compensation                      $  2,623,766   $  2,540,290
  Employee benefits                            1,114,460        886,467
  Dividends payable                            1,251,550      1,257,623
  Other accrued expenses                       1,115,098      1,283,868
                                            ------------   ------------
                                            $  6,104,874   $  5,968,248
                                            ============   ============
Other Long-Term Liabilities
  Deferred compensation                     $  3,809,419   $  3,978,100
  Employee benefits                              840,023        845,466
  Postemployment benefits                        995,406      1,081,069
  Contingency reserve for discontinued
    operations                                 2,500,000      2,500,000
                                            ------------   ------------
                                            $  8,144,848   $  8,404,635
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


Note C.  Investment in Unconsolidated Joint Venture

The Corporation has a 49% equity interest in Kiefel Technologies, Inc. Kiefel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Summary income statement information for Kiefel is as follows:

                                               For The Three Months
                                                  Ended June 30,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Net sales                                   $  4,174,542   $  1,268,603

Gross profit                                $    667,938   $    287,770

Net income (loss)                           $    373,398   $   (111,104)

Registrant's share of net income (loss)     $    182,965   $    (54,441)






                                                 For The Six Months
                                                   Ended June 30,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Net sales                                   $  8,354,640   $  3,021,986

Gross profit                                $  1,530,203   $    610,734

Net income                                  $    878,545   $        942

Registrant's share of net income            $    430,487   $        462


Note D.  Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share:
                                             For the Three Months Ended
                                               June 30,       June 30,
                                                 1998           1997
                                              ----------     ----------
Weighted average number of common shares
  used for basic earnings per common share    15,718,170     15,743,272

Effect of dilutive securities:
  Stock options                                    8,095          1,068
                                              ----------     ----------
Weighted average number of common shares
  used for earnings per common share-
  assuming dilution                           15,726,265     15,744,340
                                              ==========     ==========

                                              For the Six Months Ended
                                               June 30,       June 30,
                                                 1998           1997
                                              ----------     ----------
Weighted average number of common shares
  used for basic earnings per common share    15,730,572     15,743,247

Effect of dilutive securities:
  Stock options                                    7,745          2,516
                                              ----------     ----------
Weighted average number of common shares
  used for earnings per common share-
  assuming dilution                           15,738,317     15,745,763
                                              ==========     ==========


Options on approximately 224,500 and 249,750 shares were not included in computing earnings per common share-assuming dilution for the three and six months ended June 30, 1998 and 1997, respectively, because their effects were antidilutive.






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


Note F.  Discontinued Operations

Operating results of the consumer products segment for the three and six months ended June 30, 1997 have been segregated in the accompanying income statements. Income tax benefits for the three and six months ended June 30, 1997 were $(84,881)and $(236,416), respectively.

Reference should be made to the Corporation's 1997 Annual Report to Stockholders and Form 10-K for additional information concerning the disposal of Melnor Inc.


Note G.  Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information


                                                 For The Six Months
                                                   Ended June 30,
                                              -------------------------
                                                  1998          1997
                                              -----------   -----------

Cash payments for interest                    $     -- --   $     7,108
                                              ===========   ===========

Cash payments for income taxes                $ 3,469,088   $ 2,670,407
                                              ===========   ===========


Note H.

Subsequent Event

On July 24, 1998, the Corporation received formal notification that one of its customers had filed for bankruptcy protection under Chapter 11. The accounts receivable balances for this customer were $680,022 at June 30, 1998 and $932,355 at December 31, 1997. Net sales were $738,436 for the six months ended June 30, 1998 and $3,494,470 for the year ended December 31, 1997. Management is currently in the process of evaluating the possible amount that may not be collected. At this time, an amount cannot be reasonably determined; however, management believes that a potential loss will not have a material adverse effect on the Corporation's financial statements.






Note I.

New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Corporation's financial statements for the year ended December 31, 1998. This Statement is not expected to have a material impact on the Corporation's financial statements.















































                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
O'Sullivan Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated balance sheet of O'Sullivan Corporation and Subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997 and the related consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of O'Sullivan Corporation and Subsidiaries as of December 31, 1997, and the related statements of income and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                     /s/  Yount, Hyde & Barbour, P.C.


Winchester, Virginia
July 23, 1998







ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Second Quarter, 1998 versus Second Quarter, 1997)
------------------------------------------------------------------------

Continuing Operations (Plastics Products Segment) Operating Results

O'Sullivan Corporation consolidated net sales for the three months ended
June 30, 1998 were $42.1 million, a decrease of $2.6 million or 5.7%, compared to net sales of $44.7 million for the three months ended June 30,
1997.   The sales decrease for the period was primarily a result of  reduced sales of automotive-related products. Approximately 30% of the reduction resulted from a stoppage in shipments to tier-one suppliers of General Motors caused by the strike against General Motors by the United Auto Workers union. The balance of the decline in automotive-related sales was caused by product mix changes. Sales of industrial products increased moderately for the three months ended June 30, 1998 when compared to the same period for 1997.

The gross margin was 18.5% for the three months ended June 30, 1998 and 17.2% for the three months ended June 30, 1997. The improvement in the gross margin was due to stable raw material prices and manufacturing efficiencies attained in the 1998 period. The improvement in manufacturing efficiences offset higher labor and benefit costs incurred as a result of product mix changes during the period.

Selling and warehousing expenses increased by $169 thousand for the second quarter, year to year. Sales consulting costs and increased direct employee selling expenses were primary factors in the increased expense. The selling and warehousing expenses were 3.6% of sales for 1998 and 3.0% for 1997. General and administrative expenses increased by $266 thousand for the second quarter of 1998 compared to 1997. The increase in professional fees was the major change in general and administrative costs for the period, year to year. These expenses were 4.0% of net sales for the second quarter of 1998 and 3.2% for the second quarter of 1997.

The operating margins for the quarter ended June 30, 1998 and 1997 were substantially the same, 11.0% versus 11.1%. Gross margin improvements for 1998 were offset by the increases in selling and warehousing and general and administrative expenses.

Other income increased by approximately $87 thousand for the quarter ended June 30, 1998 when compared to 1997. A decline in interest income was offset by increased income from a non-consolidated affiliate and from the sale of assets.

Income tax expense was $1.9 million for the second quarter of 1998 and $2.2 million for the second quarter of 1997. The decrease in the provision for income taxes resulted primarily from a reduced charge for state income tax expense. The Corporation's effective tax rate for the second quarter of 1998 was 36.1% compared to 39.4% for the second quarter of 1997. The reduction in the effective rate was due to the reduced charge for state income taxes and improved earnings of the non-consolidated affiliate.





Results of Operations (Six Months Ended June 30, 1998 versus
Six Months Ended June 30, 1997)
------------------------------------------------------------

Continuing Operations (Plastics Products Segment) Operating Results

Consolidated net sales were $84.1 million for the six months ended June 30, 1998, a decrease of 1.3% from 1997 sales through June 30, 1997 of $85.2 million. The sales decline for the 1998 period is related to the decline in sales of automotive-related products. The sales loss resulting from the United Auto Workers strike was responsible for a significant portion of the decline in 1998 sales through June 30. Product mix changes in sales to the automotive markets also contributed to the decline. Sales of industrial products experienced a minor increase over 1997.

The gross margin was 17.4% through June 30, 1998 compared to 16.2% for the six months ended June 30, 1997. As described in the second quarter analysis, stable raw material prices and improved manufacturing efficiencies caused an improvement in the gross margin, offsetting higher labor and benefit costs during the 1998 period.

Selling and warehousing expenses were 3.5% and 3.0% of sales for the six months ended June 30, 1998 and 1997, respectively. The increase of $346 thousand was a result of higher marketing-related costs for advertising and sales consultants. General and administrative expenses increased by $269 thousand from 1997 to 1998. The primary increase was for professional fees. These expenses were 3.8% and 3.5% of sales for the six months ended June 30, 1998 and 1997.

The operating margin improved from 9.7% to 10.2% primarily due to the improvement in gross margins for the period. The gross margin improvement was substantially more than the increase in operating expenses over the period.

Other income through June 30, 1998 increased by approximately $130 thousand when compared to the similar period for 1997. Improved results of a non-consolidated affiliate and gains from asset sales offset a decline in interest income of $368 thousand for the period.


The effective tax rate declined from 39.0% for the six months ended June 30, 1997 to 36.4% for the similar period for 1998. As described in the second quarter analysis, the decline can be attributed to a reduced charge for state income taxes and improved results from the non-consolidated affiliate. Income tax expense was $3.7 million and $3.8 million for the six months ended June 30, 1998 and 1997, respectively.


Liquidity and Capital Resources

The Corporation's operating activities provided net cash of $8.9 million for the first six months of 1998 compared to net cash provided by operating activities of $9.1 million for the first six months of 1997. Both fiscal periods experienced comparable levels of net income, depreciation and working capital requirements.




Net cash used in investing activities increased by $1.4 million for 1998 compared to 1997. Capital outlay increased by $2.8 million over 1997. This increase was partially offset by the absence of funding requirements for discontinued operations experienced during the first six months of 1997. The increase in capital expenditures was primarily due to outlays related to the additional coating facility being constructed to accommodate existing and new business. The Corporation anticipates that capital expenditures for the remainder of 1998 will be substantially in excess of 1997 levels because of funding required to complete the coating facility and continue installation of additional laminating equipment. Total capital outlay for 1998 is expected to be between $12 and $14 million.

Net cash used in financing activities increased by $450 thousand for 1998 compared to the similar period of 1997. The increase was due to increased amounts of cash used to purchase the Corporation's common stock under the Corporation's Stock Repurchase Plan.

The Corporation has in place a $50 million line of credit. At June 30, 1998 the line of credit was uncommitted.

Management believes that net cash flow from operating activities, available financing capabilities and existing cash will be adequate to meet the Corporation's funding requirements for working capital, capital expenditures and acquisition activities for the remainder of 1998.


Year 2000

In 1997 the Corporation began an assessment as to its potential exposure to business interruption due to Year 2000 computer software and hardware failures. The Corporation's MIS department has made substantial progress in identifying areas of concern. By June 30 1998, the department had begun updating and testing identified problem areas. They expect to have all systems tested and modified well in advance of the end of 1999. Other personnel of the Corporation have been charged with the responsibility of reviewing software and hardware utilized in the operation of the Corporation's manufacturing equipment. Their review of this software and hardware internally and with representatives of the creators of this software and hardware have revealed no material deficiencies which could jeopardize the operation of the Corporation's direct manufacturing equipment.

The Corporation has also initiated communications with suppliers and major customers to determine if any problems exist in connection with electronic interfaces. Since there are no guarantees that O'Sullivan Corporation will be able to rely on others to have their systems converted in a timely manner for Year 2000 compliance, the Corporation has been developing a strategy to continue business transactions with customers and suppliers in the event of interface disruptions.

The Corporation's cost of identifying and modifying programs is expected to have an immaterial effect on future operating results since for several years it has had a plan to regularly upgrade the software and hardware for the Corporation's primary operations systems. This plan has caused the systems to be continually reviewed and modified as business conditions warrant.





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


Item 4.     Submission of Matters to a Vote of Security Holders

The results of the vote for the 1998 annual shareholders meeting were included under Item 4 of the Corporation's Form 10-Q for the quarter ended March 31, 1998.











































Item 6.     Exhibits and Reports on Form 8-K

            (a)	Exhibits

                27 Article 5 of Regulation S-X, Financial Data Schedule for the second quarter, 1998 Form 10-Q.


            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.






















































                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            O'SULLIVAN CORPORATION



                            /s/ John S. Campbell
                            -------------------------------------
                            John S. Campbell
                            President and Chief Executive Officer


                            /s/ C. Bryant Nickerson
                            -------------------------------------
                            C. Bryant Nickerson
                            Secretary, Treasurer
                            and Chief Financial Officer

August 13, 1998