Form 10-Q
period 1998-09-30
OSULLIVAN CORP
filed 1998-11-12
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

As of October 31, 1998 there were 15,595,127 shares of Common Stock, Par Value $1, outstanding.





                       PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                          September 30,   December 31,
                                              1998            1997
                                           (Unaudited)
ASSETS                                    -------------   -------------
Current Assets
  Cash and cash equivalents               $  31,383,665   $  35,444,138
  Receivables                                28,599,257      25,658,216
  Inventories                                22,131,849      20,674,689
  Deferred income tax assets                  1,077,352       1,041,564
  Other current assets                        1,563,926       3,234,108
                                          -------------   -------------
     Total current assets                 $  84,756,049   $  86,052,715
                                          -------------   -------------
Property, Plant and Equipment             $  44,411,321   $  40,316,399
                                          -------------   -------------
Other Assets                              $  12,281,591   $  11,662,582
                                          -------------   -------------
     Total assets                         $ 141,448,961   $ 138,031,696
                                          =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt                         $     944,000   $       -- --
  Accounts payable                           10,077,379       9,988,826
  Accrued expenses                            6,101,577       5,968,248
                                          -------------   -------------
     Total current liabilities            $  17,122,956   $  15,957,074
                                          -------------   -------------
Other Long-Term Liabilities               $   7,847,653   $   8,404,635
                                          -------------   -------------
Deferred Income Tax Liabilities           $     265,288   $     954,921
                                          -------------   -------------
Commitments and Contingencies             $       -- --   $       -- --
                                          -------------   -------------
Stockholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares          $  15,595,232   $  15,743,062
  Additional paid-in capital                  1,412,358       2,717,863
  Retained earnings                          99,205,474      94,254,141
                                          -------------   -------------
     Total stockholders' equity           $ 116,213,064   $ 112,715,066
                                          -------------   -------------
     Total liabilities and
       stockholders' equity               $ 141,448,961   $ 138,031,696
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.






                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                              For The Three Months
                                               Ended September 30,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------

Net sales                                 $  39,529,682   $  38,828,516
Cost of products sold                        32,770,209      32,893,603
                                          -------------   -------------

     Gross profit                         $   6,759,473   $   5,934,913
                                          -------------   -------------
Operating expenses
  Selling and warehousing                 $   1,270,655   $   1,252,614
  General and administrative                  1,666,882       1,361,458
  Allowance for doubtful accounts               680,000           -- --
                                          -------------   -------------
                                          $   3,617,537   $   2,614,072
                                          -------------   -------------

Income from operations                    $   3,141,936   $   3,320,841
                                          -------------   -------------

Other income
  Interest income                         $     526,192   $     609,204
  Other, net                                   (151,291)        371,843
                                          -------------   -------------
                                          $     374,901   $     981,047
                                          -------------   -------------
     Income from continuing operations
       before income taxes                $   3,516,837   $   4,301,888

Income taxes                                  1,216,216       1,430,456
                                          -------------   -------------

     Income from continuing operations    $   2,300,621   $   2,871,432
                                          -------------   -------------

















                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)

                                              For The Three Months
                                               Ended September 30,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------

Discontinued operations:

(Loss) from discontinued operations,
  net of taxes                            $       -- --   $    (152,762)

(Loss) on disposal of discontinued
  operations, net of taxes                        -- --      (3,315,000)
                                          -------------   -------------
                                          $       -- --   $  (3,467,762)
                                          -------------   -------------

     Net income (loss)                    $   2,300,621   $    (596,330)
                                          =============   =============

Net income (loss) per common share,
  basic and diluted:
    Net income per common share from
      continuing operations               $         .15   $         .18

    Net (loss) per common share from
      discontinued operations                     -- --            (.01)

    Net (loss) per common share from
      disposal of discontinued operations         -- --            (.21)
                                          -------------   -------------
Net income (loss) per common share        $         .15   $        (.04)
                                          =============   =============

Dividends per common share                $         .08   $         .08
                                          =============   =============

Average shares outstanding                   15,595,320      15,743,215
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.











                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                               For The Nine Months
                                               Ended September 30,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------

Net sales                                 $ 123,618,505   $ 123,999,153
Cost of products sold                       102,191,469     104,282,651
                                          -------------   -------------

     Gross profit                         $  21,427,036   $  19,716,502
                                          -------------   -------------
Operating expenses
  Selling and warehousing                 $   4,133,381   $   3,830,892
  General and administrative                  4,872,643       4,298,079
  Allowance for doubtful accounts               741,250           -- --
                                          -------------   -------------
                                          $   9,747,274   $   8,128,971
                                          -------------   -------------

Income from operations                    $  11,679,762   $  11,587,531
                                          -------------   -------------

Other income
  Interest income                         $   1,563,505   $   2,014,123
  Other, net                                    367,519         393,337
                                          -------------   -------------
                                          $   1,931,024   $   2,407,460
                                          -------------   -------------
     Income from continuing operations
       before income taxes                $  13,610,786   $  13,994,991

Income taxes                                  4,893,069       5,208,231
                                          -------------   -------------

     Income from continuing operations    $   8,717,717   $   8,786,760
                                          -------------   -------------

















                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                 (Continued)

                                               For The Nine Months
                                               Ended September 30,
                                          -----------------------------
                                               1998            1997
                                          -------------   -------------

Discontinued operations:

(Loss) from discontinued operations,
  net of taxes                            $       -- --   $    (593,593)

(Loss) on disposal of discontinued
  operations, net of taxes                        -- --      (3,315,000)
                                          -------------   -------------
                                          $       -- --   $  (3,908,593)
                                          -------------   -------------

     Net income                           $   8,717,717   $   4,878,167
                                          =============   =============

Net income (loss) per common share,
  basic and diluted:
    Net income per common share from
      continuing operations               $         .56   $         .56

    Net (loss) per common share from
      discontinued operations                     -- --            (.04)

    Net (loss) per common share from
      disposal of discontinued operations         -- --            (.21)
                                          -------------   -------------
Net income per common share               $         .56   $         .31
                                          =============   =============

Dividends per common share                $         .24   $         .24
                                          =============   =============

Average shares outstanding                   15,685,488      15,763,236
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.











                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                For The Nine Months
                                                Ended September 30,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Cash Flows from Operating Activities
Net income from continuing operations       $  8,717,717   $  8,786,760
Adjustments to reconcile net income
  from continuing operations to net
  cash provided by operating activities
  of continuing operations:
    Depreciation                               4,635,000      4,070,700
    Provision for doubtful accounts              741,250          -- --
    Deferred income taxes                       (725,421)      (163,726)
    Postemployment benefits and
        deferred compensation                   (560,060)      (139,700)
    Other operating assets and
        Long-term liabilities                      3,078       (548,149)
    (Gain) loss on disposal of assets           (110,589)       345,534
    Unremitted (income) from joint venture      (294,113)      (260,810)
    Changes in assets and liabilities:
      Receivables                             (3,682,291)    (1,340,988)
      Inventories                             (1,457,160)     4,213,286
      Other current assets                     1,371,328      2,277,072
      Accounts payable                            88,553       (458,979)
      Accrued expenses                           133,330        386,884
                                            ------------   ------------
Net cash provided by operating activities   $  8,860,622   $ 17,167,884
                                            ------------   ------------

Cash Flows from Investing Activities
Purchase of property, plant and equipment   $ (8,768,604)  $ (3,826,323)
Proceeds from disposal of assets                 721,744         30,037
Proceeds from disposal of subsidiary               -- --     21,958,209
Funds repaid by discontinued operations            -- --      1,088,618
Payments received from non-operating
  notes receivable                               261,580        160,385
Change in other assets                          (860,095)    (3,444,025)
                                            ------------   ------------
Net cash provided by (used in)
  investing activities                      $ (8,645,375)  $ 15,966,901
                                            ------------   ------------

Cash Flows from Financing Activities
Purchase of common stock                    $ (1,453,335)  $   (994,791)
Cash dividends paid                           (3,766,385)    (3,781,003)
Proceeds from short-term debt                    944,000          -- --
                                            ------------   ------------
Net cash (used in) financing activities     $ (4,275,720)  $ (4,775,794)
                                            ------------   ------------





                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Continued)

                                                For The Nine Months
                                                Ended September 30,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------

Increase (decrease) in
  cash and cash equivalents                 $ (4,060,473)  $ 28,358,991

Cash and cash equivalents at beginning
  of period                                   35,444,138      6,192,431
                                            ------------   ------------
Cash and cash equivalents at end
  of period                                 $ 31,383,665   $ 34,551,422
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

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring accruals and adjustments, necessary to fairly present the Corporation's financial position as of September 30, 1998 and December 31, 1997, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

Certain amounts for 1997 have been reclassified to reflect comparability with account classifications for 1998.


Note B.  Supplementary Balance Sheet Detail

                                            September 30,  December 31,
                                                1998           1997
                                            ------------   ------------

Receivables
  Trade receivables                         $ 29,165,190   $ 26,228,366
  Less allowance for doubtful accounts           565,933        570,150
                                            -------------  ------------
                                            $ 28,599,257   $ 25,658,216
                                            ============   ============

Net receivables balances for automotive related business were $16,756,692 at September 30, 1998 and $14,711,831 at December 31, 1997.


Inventories
  Finished goods                            $  5,460,848   $  4,505,483
  Work in process                              4,748,511      3,385,687
  Raw materials                                8,281,912      9,380,683
  Supplies                                     3,640,578      3,402,836
                                            ------------   ------------
                                            $ 22,131,849   $ 20,674,689
                                            ============   ============
Property, Plant and Equipment
  Land                                      $  1,548,760   $  1,414,776
  Buildings                                   28,589,562     27,762,932
  Machinery and equipment                     66,120,226     58,458,348
  Transportation equipment                     4,070,761      3,981,665
                                            ------------   ------------
                                            $100,329,309   $ 91,617,721
  Less accumulated depreciation               55,917,988     51,301,322
                                            ------------   ------------
                                            $ 44,411,321   $ 40,316,399
                                            ============   ============
Accrued Expenses
  Accrued compensation                      $  2,564,194   $  2,540,290
  Employee benefits                            1,120,557        886,467
  Dividends payable                            1,242,924      1,257,623
  Other accrued expenses                       1,173,902      1,283,868
                                            ------------   ------------
                                            $  6,101,577   $  5,968,248
                                            ============   ============
Other Long-Term Liabilities
  Deferred compensation                     $  3,603,394   $  3,978,100
  Employee benefits                              848,544        845,466
  Postemployment benefits                        895,715      1,081,069
  Contingency reserve for discontinued
    operations                                 2,500,000      2,500,000
                                            ------------   ------------
                                            $  7,847,653   $  8,404,635
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


Note C.  Investment in Unconsolidated Joint Venture

The Corporation has a 49% equity interest in Kiefel Technologies, Inc. Kiefel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. Summary income statement information for Kiefel is as follows:

                                               For The Three Months
                                                Ended September 30,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Net sales                                   $  2,481,490   $  5,306,656

Gross profit                                $    652,006   $    657,087

Net income (loss)                           $   (278,314)  $    531,323

Registrant's share of net income (loss)     $   (136,374)  $    260,348






                                                For The Nine Months
                                                Ended September 30,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
Net sales                                   $ 10,836,130   $  8,328,642

Gross profit                                $  2,182,209   $  1,267,821

Net income                                  $    600,231   $    532,265

Registrant's share of net income            $    294,113   $    260,810


Note D.  Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share:
                                                For the Three Months
                                                Ended September 30,
                                              ------------------------
                                                 1998           1997
                                              ----------     ----------
Weighted average number of common shares
  used for basic earnings per common share    15,595,320     15,743,215

Effect of dilutive securities:
  Stock options                                    4,765          6,494
                                              ----------     ----------
Weighted average number of common shares
  used for earnings per common share-
  assuming dilution                           15,600,085     15,749,709
                                              ==========     ==========

                                                For the Nine Months
                                                Ended September 30,
                                              -------------------------
                                                 1998           1997
                                              ----------     ----------
Weighted average number of common shares
  used for basic earnings per common share    15,685,488     15,763,236

Effect of dilutive securities:
  Stock options                                    6,750          3,842
                                              ----------     ----------
Weighted average number of common shares
  used for earnings per common share-
  assuming dilution                           15,692,238     15,767,078
                                              ==========     ==========

Options on approximately 203,500 and 248,750 shares were not included in computing earnings per common share-assuming dilution for the three and nine months ended September 30, 1998 and 1997, respectively, because their effects were antidilutive.





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


Note F.  Discontinued Operations

Operating results of the consumer products segment for the one and seven months ended July 31, 1997 have been segregated in the accompanying income statements. Income tax benefits for the one and seven months ended July 31, 1997 were $(192,698)and $(429,114), respectively.

The pre-tax loss on the disposal of the business was $5.0 million. The income tax (benefit) was $(1,685,000). The net (loss) of $(3,315,000) consisted of the loss from the disposal of substantially all of the business's assets along with expenses associated with disposal activities.

Reference should be made to the Corporation's 1997 Annual Report to Stockholders and Form 10-K for additional information concerning the disposal of Melnor Inc.


Note G.  Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information


                                                 For The Nine Months
                                                 Ended September 30,
                                              -------------------------
                                                  1998          1997
                                              -----------   -----------


Cash payments for interest                    $     -- --   $     8,024
                                              ===========   ===========

Cash payments for income taxes                $ 4,867,468   $ 3,089,201
                                              ===========   ===========


Note H.

Adjustment to Allowance for Doubtful Accounts

The Corporation received formal notification on July 24, 1998 that a customer had filed for bankruptcy protection under Chapter 11. On the notification date, the accounts receivable balances for this customer were $670,489. The accounts receivable balances were $680,022 at June 30, 1998 and $932,355 at December 31, 1997. During the quarter ended September 30, 1998, the Corporation recorded a charge of $680,000 to the allowance for doubtful accounts.


The Corporation is represented on the Creditor's Committee working toward a resolution of the customer's Chapter 11 filing. Activity concerning the filing is in its early stages and at this time Management does not believe that the final outcome can be reasonably determined. The resultant net loss from the customer's filing is not expected to have a material adverse effect on the Corporation's financial statements.


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


































                       INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
O'Sullivan Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of O'Sullivan Corporation and Subsidiaries as of September 30, 1998, and the related consolidated condensed statements of income for the three and nine month periods ended September 30, 1998 and 1997 and the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the
American Institute of Certified Public Accountants.   A review of interim
financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of O'Sullivan Corporation and Subsidiaries as of December 31, 1997, and the related statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those
financial statements.   In our opinion, the information set forth in the
accompanying consolidated condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                             /s/   Yount, Hyde & Barbour, P.C.


Winchester, Virginia
October 16, 1998











ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Third Quarter, 1998 versus Third Quarter, 1997)
----------------------------------------------------------------------

Continuing Operations (Plastics Products Segment) Operating Results

O'Sullivan Corporation consolidated net sales for the three months ended September 30, 1998 were $39.5 million, an increase of $701 thousand or 1.8%, compared to net sales of $38.8 million for the three months ended September
30, 1997.   Both components of the segment had an increase of approximately
$350 thousand for the third quarter of 1998 compared to the third quarter of 1997.

The gross margin was 17.1% for the three months ended September 30, 1998 and 15.3% for the three months ended September 30, 1997. The improvement in the gross margin for the 1998 period was due to stable raw material prices and
continued manufacturing efficiency improvements.   The improvement in
manufacturing efficiencies offset higher labor and benefit costs incurred as a result of product mix changes during the period.

Selling and warehousing expenses, exclusive of an allowance for bad debts, were $1.3 million or 3.2% of net sales for the third quarter of both 1998 and 1997. An allowance for doubtful accounts of $680 thousand was recorded in the third quarter of 1998 for losses expected to be experienced in connection with the bankruptcy filing of a customer. See Note H. of the Notes to Consolidated Financial Statements for more information regarding this event. General and administrative expenses increased by $305 thousand for the third quarter of 1998 compared to 1997. Increased charges for professional fees was the major change in general and administrative costs for the period, year to year. These expenses were 4.2% of net sales for the third quarter of 1998 and 3.5% for the third quarter of 1997.

The operating margin for the quarter ended September 30, 1998 was 7.9% compared to 8.6% for the quarter ended September 30, 1997. Gross margin improvements for 1998 were offset by the allowance for doubtful accounts recorded in the third quarter of 1998 along with the increased general and administrative expenses.

Other income declined by $606 thousand for the quarter ended September 30, 1998 when compared to 1997. Compared to the 1997 period interest income declined by $83,000, income from a joint venture declined by $397,000 and gains from the sale of assets declined by $131,000.

Income tax expense was $1.2 million for the third quarter of 1998 and $1.4 million for the third quarter of 1997. The Corporation's effective tax rate for the third quarter of 1998 was 34.6% compared to 33.3% for the third quarter of 1997. The increase in the effective rate was primarily due to the change in earnings recognized for a non-consolidated affiliate.









Results of Operations (Nine Months Ended September 30, 1998 versus Nine Months Ended September 30, 1997)
------------------------------------------------------------------

Continuing Operations (Plastics Products Segment) Operating Results

Consolidated net sales were $123.6 million for the nine months ended September 30, 1998, a decrease of .3% from 1997 sales of $124.0 million.
The sales decline for the 1998 period was related to lower shipments of automotive-related products. Sales were lost due to the mid-year strike experienced by General Motors and to product mix changes in shipments to the Corporation's various automotive market customers. Sales of industrial products had a marginal increase over the nine-month period ended September 30, 1997. This increase continued a yearlong trend of sales increases for this component of the Plastics Products segment.

The gross margin was 17.3% through September 30, 1998 compared to 15.9% for the nine months ended September 30, 1997. As described in the third quarter analysis, stable raw material prices and improved manufacturing efficiencies caused an improvement in the gross margin, offsetting higher labor and benefit costs during the 1998 period.

Selling and warehousing expenses, exclusive of an allowance for doubtful accounts, were 3.3% and 3.1% of sales for the nine months ended September 30, 1998 and 1997, respectively. The increase of $302 thousand was a result of higher marketing-related costs for commissions, advertising and sales consultants. An allowance for doubtful accounts of $741,250 was recorded for the nine months ended September 30, 1998. $680,000 of this amount was recorded in the third quarter in response to a bankruptcy filing by a customer. General and administrative expenses increased by approximately $575 thousand from 1997 to 1998. The primary increase was for professional fees. These expenses were 3.9% and 3.5% of sales for the nine months ended September 30, 1998 and 1997.

The operating margin was 9.4% for the nine months ended September 30, 1998 and 9.3% for the nine months ended September 30, 1997. Substantial improvements in gross margins for the 1998 period were offset by the expense recorded for doubtful accounts and by the increases in selling and general and administrative expenses during the nine months ended September 30, 1998.

Other income through September 30, 1998 decreased by approximately $476 thousand when compared to the similar period for 1997. The primary cause of the decline was lower amounts of interest income from investment of surplus funds.

The effective tax rate declined from 37.2% for the nine months ended September 30, 1997 to 35.9% for the similar period for 1998. The decline can be attributed to a reduced charge for state income taxes and an adjustment made to the effective federal income tax rate to more closely align it to current income levels. Income tax expense was $4.9 million and $5.2 million for the nine months ended September 30, 1998 and 1997, respectively.







Liquidity and Capital Resources

The Corporation's operating activities provided net cash of $8.9 million for the first nine months of 1998 compared to net cash provided by operating activities of $17.2 million for the first nine months of 1997. Both fiscal periods experienced comparable levels of net income and depreciation.
Working capital required for the nine months ended September 30, 1998 was approximately $3.5 million compared to a contribution of approximately $5.1 million for the nine months ended September 30, 1997. The 1997 period reflects payments of approximately $1.8 million for customer receivables that were received prior to the end of the accounting period, which normally are received shortly after the end of the accounting period. The 1997 period also reflects the results of the Corporation's efforts to materially reduce inventory levels. Inventory levels at September 30, 1998 and 1997 are comparable and reflect levels Management believes are required to meet customer requirements.

Net cash used in investing activities was $8.6 million for 1998 compared to cash provided by investing activities in 1997 of $16.0 million. Capital outlay increased by approximately $5.0 million compared to the same period for 1997. The increase in capital expenditures was primarily due to outlays related to the additional coating facility and laminating equipment being installed to accommodate existing and new business. The nine months ended September 30, 1997 included funds received in connection with the sale of a subsidiary of approximately $20.5 million, net of an escrow account established as part of the sale.

The Corporation anticipates that capital expenditures for the remainder of 1998 will be substantially in excess of 1997 levels because of funding required to complete the coating facility and continue the installation of additional laminating equipment. Total capital outlay for 1998 is expected to be between $12 and $14 million.

Net cash used in financing activities decreased by $500 thousand for 1998 compared to the similar period of 1997. Purchases of the Corporation's common stock under the Corporation's Stock Repurchase Plan increased by $459 thousand for the nine months ended September 30, 1998 compared to the same period for 1997. This increase was offset by the proceeds from short-term debt obtained during the nine months ended September 30, 1998.

The Corporation has in place a $50 million line of credit. At September 30, 1998 $944,000 of the line of credit was committed.

Management believes that net cash flow from operating activities, available financing capabilities and existing cash will be adequate to meet the Corporation's funding requirements for working capital, capital expenditures and acquisition activities for the remainder of 1998.












Year 2000

In 1997 the Corporation began an assessment of its potential exposure to business interruption due to Year 2000 computer software and hardware failures. The Corporation's MIS department has made substantial progress in identifying areas of concern. By June 30, 1998, the department had begun updating and testing identified problem areas. They expect to have all systems tested and modified well in advance of the end of 1999. Other personnel of the Corporation have been charged with the responsibility of reviewing software and hardware utilized in the operation of the Corporation's manufacturing equipment. Their review of this software and hardware internally and with representatives of the creators of this software and hardware have revealed no material deficiencies which could jeopardize the operation of the Corporation's direct manufacturing equipment.

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


















































Item 6.   Exhibits and Reports on From 8-K.

          (a)  Exhibits

               27 Article 5 of Regulation S-X, Financial Data Schedule for the third quarter, 1998 Form 10-Q.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.


















































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

November 12, 1998