Form 10-K
period 1998-12-31
OSULLIVAN CORP
filed 1999-03-26
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from__________ to __________

                        Commission File Number 1-4438

                           O'SULLIVAN CORPORATION
           (Exact name of registrant as specified in its charter)

                Virginia                            54-0463029
      (State or other jurisdiction                (IRS Employer
   of incorporation or organization)           Identification No.)

           1944 Valley Avenue
               PO Box 3510
          Winchester, Virginia                         22601
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 8, 1999 (based on the last sale price on the American Stock Exchange as of such date) was $130,607,723.

The number of shares of the registrant's Common Stock, Par Value $ 1, outstanding as of March 8, 1999 was 15,594,952.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders on April 28, 1999 are incorporated by reference into Part III.
                                      1
                                   PART I
Item 1.        BUSINESS

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

In 1992, the Corporation created a subsidiary, Melnor Inc. ("Melnor"), to acquire substantially all the assets of a corporation engaged in the water sprinkler and lawn and garden business. In July, 1997, the Corporation sold this business. The sale involved substantially all assets of the business, including the stock of Melnor Inc.'s Canadian subsidiary. The sale was for approximately $22.0 million which included $2.5 million designated for an escrow account. All of this escrow was returned to the purchaser of the business because the business operations did not meet certain thresholds. The disposal of this business in 1997 was treated as a discontinued operation in the accompanying financial statements.

The Corporation's activities are now conducted in a single business segment: calendered plastics products which manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries.


PLASTICS PRODUCTS BUSINESS

The Corporation's Plastics Products business manufactures calendered plastics products for the automotive and specialty plastics manufacturing industries. Calendered plastics products manufactured include vinyl sheeting for vehicular dashboard pads, swimming pool liners and covers, notebook binders, luggage, upholstered furniture, golf bags, floor tile, pond liners, protective clothing, mine curtains, boat and automobile windows and medical grade materials. The Plastics Products business products are sold in markets in which there is competition from many plastic manufacturers, both domestic
and foreign.   While no single competitor offers all of the products produced by this segment, there are many competitors for any single product. Major competitors include; Canadian General Tower, Delphi Automotive Systems,
Ellay Corp., Haartz Corp., Intex Plastics Inc., Nanya Plastics Corporation, Sandusky Vinyl Products and Vernon Plastics Inc.


                                      2
Distribution of the segment's products is by direct sales to other manufacturers.

The normal production backlog of the Plastic Products business is approximately thirty to forty-five days. The Corporation has various long-term contracts totaling several million dollars applicable to this segment, but such contracts are not considered firm orders until production releases are received from customers. The business of the segment is not seasonal.

All essential raw materials are readily available to the Plastics Products business. For critical raw materials, secondary sources of supply are available if required. Major suppliers of raw materials to this segment include the following companies; The Geon Company, General Electric Plastics, Aristech Chemicals, Witco Corporation, Voltek Incorporated and Toray Plastics.

The Corporation possesses significant technology in the compounding, formulation and manufacture of its products.

A significant customer of the Corporation accounting for ten percent or more of the 1998 sales of the business was Ford Motor Company.

GENERAL

The Corporation anticipates no material effects on the capital expenditures, earnings or competitive position of the Corporation's businesses from the enactment or adoption of federal, state or local environmental regulations. The Corporation has several ongoing environmental programs, including recycling, waste reduction and environmental audits. The Corporation also has proactive dialogues with federal and state environmental agencies to ensure continuing compliance with environmental regulations.

The Corporation and its Subsidiaries currently have approximately 900 employees.

The Corporation and its Subsidiaries are not engaged in any material transactions with customers or suppliers located outside North America.


Item 2.        PROPERTIES

The Corporation owns approximately 643,000 square feet of manufacturing, warehouse and office space on approximately 113 acres in Winchester, Virginia; 76,000 square feet of manufacturing, warehouse and office space on approximately six acres in Lebanon, Pennsylvania; 110,000 square feet of manufacturing and warehouse space on approximately five acres in Newton Upper Falls, Massachusetts; and 85,000 square feet of manufacturing and warehouse space on approximately thirty-eight acres in Yerington, Nevada.

The Corporation leases 29,250 square feet of warehouse space in St. Louis, Missouri and 10,000 square feet of warehouse space in Yerington, Nevada. The Corporation also leases space for sales offices located in Chicago, Illinois and Bloomfield Hills, Michigan.





                                      3
Management of the Corporation believes that unused capacity existed in the Corporation's operations during 1998. Percentage utilization of the Corporation's facilities is difficult to accurately measure due to the Corporation's policy of adding facilities as required by business conditions.


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


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of 1998.








































                                      4
                                   PART II


Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               SHAREHOLDER MATTERS

The principal market in which the Corporation's common stock is traded is the American Stock Exchange. The stock is traded under the symbol OSL.

The quarterly price range of common stock and the quarterly dividends per share for 1998 and 1997 are included as part of Note 18 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K.

At December 31, 1998 the number of owners of the Corporation's common stock was 3,000.

The Corporation has paid quarterly dividends since 1958. There are no restrictions on the payment of dividends at the current time. The payment and amount of future dividends will depend on the existing conditions, including such factors as the Corporation's earnings, financial condition and working capital requirements.


Item 6.        SELECTED FINANCIAL DATA (FROM CONTINUING OPERATIONS)

               1998         1997         1996         1995         1994
           ------------ ------------ ------------ ------------ ------------
Net sales  $163,178,700 $163,599,400 $171,218,487 $169,455,886 $149,438,108

Net income   11,589,461    8,813,858   14,113,747   15,496,033   10,460,397

Net income
 per common
 share              .74          .56          .87          .94          .64

Total
 assets     142,899,002  138,031,696  140,822,440  149,996,525  144,528,888

 Cash dividends
 per common
 share              .32          .32          .32          .31          .28

Return on
 equity           10.3%         7.7%        12.2%         14.5%        9.6%














                                      5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1998 VERSUS 1997

Net sales in 1998 were $163.2 million compared to $163.6 million in 1997. Net income from continuing operations was $11.6 million, $.74 per share, in 1998, compared to $8.8 million, $.56 per share, in 1997.

Sales of automotive-related products improved for 1998 compared to 1997, but the increase was offset by a slightly greater decline in net sales for industrial products. The results for the fourth quarter were even more pronounced for the increase and decrease in sales of the two product types.

Gross profit increased $3.1 million in 1998. As a percent of sales, gross profit was 17.6% in 1998 and 15.7% in 1997. The net improvement in 1998 resulted from decreased material costs, achieved through a combination of lower raw material prices, improved formulations and manufacturing efficiencies offset to some degree by higher labor and benefit costs.

Selling expenses, exclusive of the allowance for doubtful accounts, were $5.6 million in 1998, 3.5% of net sales, and $5.1 million in 1997, 3.1% of net sales. The increased costs resulted from marginal increases in compensation and benefit charges and consulting charges. General and administrative expenses were $6.1 million in 1998, 3.7% of net sales, and $5.7 million in 1997, 3.5% of net sales. Increased costs were primarily related to increased professional fees.

In 1997, postemployment benefits and deferred compensation expenses in the amount of $3.5 million were charged to operations in connection with staff reductions and the early retirement of certain executive officers. This expense had an effect of $.14 per share in 1997.

Operating income increased by $2.2 million in 1998 exclusive of the 1998 charge of $1.1 million for an additional allowance for doubtful accounts and the 1997 charge of $3.5 million for postemployment benefits and deferred compensation expenses. The change was due entirely to the improvement in the gross margin for 1998.

Net other income was $3.0 million in 1998 and $2.9 million in 1997. There was a decline in interest income of approximately $.5 million in 1998, but this decline was offset by the gains from sales of various non-operating assets.

Income tax expense was $6.9 million in 1998 and $4.9 million in 1997. The effective tax rate was 37.3% in 1998 and 35.8% in 1997. The increased effective tax rate resulted primarily from higher state tax expense and increased federal taxable income.






                                      6
RESULTS OF OPERATIONS 1997 VERSUS 1996

Net sales in 1997 were $163.6 million compared to $171.2 million in 1996, a decline of $7.6 million or 4.4%. Net income from continuing operations was $8.8 million, $.56 per share in 1997, compared to $14.1 million, $.87 per share, in 1996.

The sales decline in 1997 was due to lowered demand for products of the industrial portion of the Corporation's business. The decline occurred through the first nine months of 1997. In the fourth quarter, sales of the industrial group returned to levels comparable to the final quarter of 1996. Intense price competition continued to impact sales for this area of the business. The automotive portion of the business had sales volumes similar to 1996.

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

Selling expenses were $5.1 million in 1997, 3.1% of net sales, and $5.0 million in 1996, 2.9% of net sales. The increased costs resulted from marginal increases in compensation and benefit charges. General and administrative expenses were $5.7 million in both 1997 and 1996. As a percent of net sales, the expenses were 3.5% in 1997 and 3.3% in 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.0 million in 1998, compared to $20.2 in 1997 and $17.0 million in 1996. Cash and cash equivalents were substantially the same at both December 31, 1998 and 1997.

Capital expenditures for property, plant and equipment for 1998 were $10.5 million compared to $4.9 million in 1997 and $5.9 million in 1996. The
                                      7
increase was due to funds expended on an additional coating facility. 1999 capital expenditures are expected to be substantially similar to 1998 due to the construction of an additional laminating facility, which is expected to require an outlay of approximately $4.0 million. Other capital expenditures, in amounts comparable to 1998, are planned by the Corporation to provide additional capacity or modernize equipment to meet customer demands for new or improved products or production processes.

The Corporation had no outstanding debt at December 31, 1998. There is in place a $50 million line of credit, which expires in June 2000. At December 31, 1998, the line of credit was uncommitted.

The Corporation's Board of Directors has previously authorized the repurchase of shares of the Corporation's common stock as market conditions permit. Of the total authorization of 1.8 million shares, approximately 886,000 remain.

Management of the Corporation believes that net cash flow from operating activities, along with available financing capabilities will be adequate to meet the Corporation's funding requirements for 1999.


YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to manufacture products, acquire or ship inventory, process transactions, send invoices or engage in other normal business activities.
Due to the significance of computer processing in the conduct of the Corporation's business activities, failure of these systems could have a materially adverse effect on the Corporation. In addition, the failure of vendor computer systems could cause interruption of deliveries of key supplies or utilities, which might result in similar material adverse effects. Because of the complexity of the issues and the number of parties involved, O'Sullivan cannot reasonably predict with certainty the nature or likelihood of such impacts.

However, in 1997, the Corporation began an assessment of its potential exposure to business interruption due to Year 2000 computer hardware and software failures. The Corporation's MIS department has made substantial progress in identifying areas of concern. Throughout 1998, the department identified, tested and began modifying those systems determined to be susceptible to Year 2000 operating failures. They have made significant progress and expect to have all systems tested and modified well before the end of 1999. The Corporation's cost of identifying and modifying programs is expected to have an immaterial effect on future operating results since, for several years, it has had a plan to regularly upgrade the software and hardware for the Corporation's primary operating systems. This plan has caused the systems to be continually reviewed and modified as business conditions warrant. Incremental costs incurred to resolve Year 2000 issues were less than $500,000. Any additional costs to be incurred are expected to be immaterial.


                                      8
In addition, the Corporation has initiated communications with suppliers and major customers to determine, to the extent possible, if any problems exist in connection with electronic interfaces. Since there are no guarantees that O'Sullivan will be able to rely on others to have their systems converted in a timely manner, the Corporation has been developing a strategy to continue business transactions with customers and suppliers in the event of interface disruptions.

To prepare for the reasonably likely worst-case scenario, O'Sullivan has developed a contingency plan to mitigate the effects on its operations in case certain of its systems or suppliers fail to perform as planned. The contingency plan consists of providing all required resources to repair internal systems should they fail at critical times, as well as establishing additional inventories and back-up procedures in the event suppliers are unable to deliver raw materials and services in a timely manner.

The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ from those plans currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability of personnel trained in Year 2000 issues, the ability of third-party vendors to correct their hardware and software, the ability of significant customers to remedy their Year 2000 issues and similar circumstances.


Item 7(a).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation currently does not have market risk sensitive instruments.


























                                      9
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This page left blank intentionally. See following pages for financial statements.






















































                                      10
                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       December 31, 1998 and 1997

                                                 1998            1997
                                            -------------   -------------
ASSETS
Current assets
   Cash and cash equivalents                $  35,361,408   $  35,444,138
   Receivables                                 26,285,798      25,658,216
   Inventories                                 23,411,945      20,674,689
   Deferred income tax assets                   1,307,151       1,041,564
   Other current assets                         2,379,394       3,234,108
                                            -------------   -------------
      Total current assets                  $  88,745,696   $  86,052,715
                                            -------------   -------------

Property, Plant and Equipment               $  45,039,233   $  40,316,399
                                            -------------   -------------

Other Assets                                $   9,114,073   $  11,662,582
                                            -------------   -------------

         Total assets                       $ 142,899,002   $ 138,031,696
                                            =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                         $  11,187,082   $   9,988,826
   Accrued expenses                             6,435,752       5,968,248
                                            -------------   -------------
      Total current liabilities             $  17,622,834   $  15,957,074
                                            -------------   -------------

Other Long-Term Liabilities                 $   6,254,471   $   8,404,635
                                            -------------   -------------

Deferred Income Tax Liabilities             $   1,429,370   $     954,921
                                            -------------   -------------

Commitments and Contingencies               $       -- --   $       -- --
                                            -------------   -------------
Stockholders' Equity
   Common stock, par value $1.00 per share;
     authorized 30,000,000 shares           $  15,594,982   $  15,743,062
   Additional paid-in capital                   1,410,372       2,717,863
   Retained earnings                          100,829,647      94,254,141
   Accumulated other comprehensive income        (242,674)          -- --
                                            -------------   -------------
      Total stockholders' equity            $ 117,592,327   $ 112,715,066
                                            -------------   -------------
         Total liabilities and
           stockholders' equity             $ 142,899,002   $ 138,031,696
                                            =============   =============

The accompanying notes are an integral part of the consolidated financial statements.


                                      11
                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                       For The Year Ended December 31,

                                      1998          1997          1996
                                  ------------  ------------  ------------
Net sales                         $163,178,700  $163,599,400  $171,218,487
Cost of products sold              134,444,519   137,976,808   140,180,005
                                  ------------  ------------  ------------
      Gross profit                $ 28,734,181  $ 25,622,592  $ 31,038,482
                                  ------------  ------------  ------------
Operating expenses
  Selling and warehousing         $  5,629,965  $  5,067,830  $  4,923,111
  Allowance for doubtful accounts    1,106,250         -- --        77,000
  General and administrative         6,087,002     5,701,472     5,650,032
  Postemployment benefits and
    deferred compensation              457,994     4,033,375       493,773
                                  ------------  ------------  ------------
                                  $ 13,281,211  $ 14,802,677  $ 11,143,916
                                  ------------  ------------  ------------
  Income from operations          $ 15,452,970  $ 10,819,915  $ 19,894,566
                                  ------------  ------------  ------------
Other income
  Interest income                 $  2,012,626  $  2,551,492  $  2,590,080
  Other, net                         1,006,445       360,388       422,008
                                  ------------  ------------  ------------
                                  $  3,019,071  $  2,911,880  $  3,012,088
                                  ------------  ------------  ------------
  Income from continuing opera-
    tions before income taxes     $ 18,472,041  $ 13,731,795  $ 22,906,654

Income taxes                         6,882,580     4,917,937     8,792,907
                                  ------------  ------------  ------------
  Income from continuing
    operations                    $ 11,589,461  $  8,813,858  $ 14,113,747
                                  ------------  ------------  ------------
Discontinued operations:
  Loss from discontinued
    operations, net of taxes      $      -- --  $ (  593,593) $ (3,384,254)
  Loss on disposal of
    discontinued operations,
    net of taxes                         -- --    (3,674,046)        -- --
                                  ------------  ------------  ------------
                                  $      -- --  $ (4,267,639) $ (3,384,254)
                                  ------------  ------------  ------------
      Net income                  $ 11,589,461  $  4,546,219  $ 10,729,493
                                  ============  ============  ============
Net income (loss) per common share, basic and diluted:
  Net income per common share from
    continuing operations         $        .74  $        .56  $        .87
  Net loss per common share from
    discontinued operations              -- --          (.04)         (.21)
  Net loss per common share from disposal
    of discontinued operations           -- --          (.23)        -- --
                                  ------------  ------------  ------------
      Net income per common share $        .74  $        .29  $        .66
                                  ============  ============  ============
The accompanying notes are an integral part of the consolidated financial
statements.                           12
                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For The Year Ended December 31,

                                           1998         1997          1996
                                       ------------ ------------  ------------
Cash Flows from Operating Activities
 Net income from continuing operations $ 11,589,461 $ 8,813,858 $ 14,113,747 Adjustments to reconcile net income from continuing operations to net
  cash provided by operating activities
  of continuing operations:
   Depreciation                           5,713,650    5,464,100     5,177,727
   Provision for doubtful accounts        1,106,250        -- --        77,000
   Deferred income taxes                    339,532   (1,259,559)      975,985
   Postemployment benefits and
     deferred compensation                 (138,411)   3,373,377       301,173
   Other operating assets and
     long-term liabilities, net            (184,157)  (1,023,289)      132,420
   (Gain)loss from disposal
    of assets                              (682,041)     345,533      (552,461)
   Unremitted (income) from
    joint venture                          (327,864)    (186,989)      (19,071)
   Interest accrual on zero coupon
     notes receivable                         -- --        -- --        (4,538)
   Changes in assets and liabilities:
     Receivables                         (1,733,832)  (1,870,188)     (505,769)
     Inventories                         (2,737,256)   5,732,595     1,332,390
     Other current assets                   347,825      757,469      (206,833)
     Accounts payable                     1,198,256     (280,859)   (2,141,185)
     Accrued expenses                       467,508      351,640    (1,688,406)
                                       ------------ ------------  ------------
 Net cash provided by operating
   activities                          $ 14,958,921 $ 20,217,688  $ 16,992,179
                                       ------------ ------------  ------------
Cash Flows from Investing Activities
 Purchase of property, plant and
  equipment                            $(10,453,849)$ (4,885,185) $ (5,888,238)
 Proceeds from disposal of assets         1,863,658      205,037     1,306,488
 Proceeds from disposal of subsidiary         -- --   21,958,209         -- --
 Payments received from non-
  operating notes receivable              1,371,000      207,289     2,417,883
 Funds (advanced to) repayment from
   discontinued operations                    -- --    1,088,618    (5,628,416)
 Investment in and loan to joint venture      -- --        -- --      (441,000)
 Change in other assets                  (1,352,934)  (3,503,485)     (626,447)
                                       ------------ ------------  ------------
 Net cash provided by (used in)
  investing activities                 $ (8,572,125)$ 15,070,483  $ (8,859,730)
                                       ------------ ------------  ------------








                                      13
                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For The Year Ended December 31,

                                           1998         1997          1996
                                       ------------ ------------  ------------
Cash Flows from Financing Activities
 Cash dividends                        $ (5,013,955)$ (5,040,428) $ (5,160,413)
 Purchase of common stock                (1,455,571)    (996,036)   (7,235,736)
                                       ------------ ------------  ------------
 Net cash (used in)
  financing activities                 $ (6,469,526)$ (6,036,464) $(12,396,149)
                                       ------------ ------------  ------------
Increase (decrease) in cash and
 cash equivalents                      $    (82,730)$ 29,251,707  $ (4,263,700)

Cash and cash equivalents at
 beginning of period                     35,444,138    6,192,431    10,456,131
                                       ------------ ------------  ------------
Cash and cash equivalents at
 end of period                         $ 35,361,408 $ 35,444,138  $  6,192,431
                                       ============ ============  ============


The accompanying notes are an integral part of the consolidated financial statements.
































                                      14
                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For The Years Ended December 31, 1998, 1997 and 1996

                                                     Additional
                                         Common        Paid-in      Retained
                                          Stock        Capital      Earnings
                                      ------------  ------------  ------------
Balance at January 1, 1996            $ 16,510,402  $ 10,182,295  $ 89,453,514
 Comprehensive income
  Net income                                 -- --         -- --    10,729,493
  Other comprehensive income, net of tax
   Foreign currency translation adjustment,
    net of tax                               -- --         -- --         -- --
   Minimum pension liability adjustment,
    net of tax                               -- --         -- --         -- --
   Other comprehensive income                -- --         -- --         -- --
 Comprehensive income                        -- --         -- --         -- --
 Purchase of common stock                 (659,840)   (6,575,896)        -- --
 Dividends declared, $.32 per share          -- --         -- --    (5,160,413)
                                      ------------  ------------  ------------
Balance at December 31, 1996          $ 15,850,562  $  3,606,399  $ 95,022,594
Comprehensive income
 Net income                                  -- --         -- --     4,546,219
 Other comprehensive income, net of tax
  Foreign currency translation adjustment,
   net of reclassification adjustment resulting
   from sale of foreign entity, net of tax   -- --         -- --      (274,244)
  Minimum pension liability adjustment,
   net of tax                                -- --         -- --         -- --
  Other comprehensive income                 -- --         -- --         -- --
Comprehensive income                         -- --         -- --         -- --
Purchase of common stock                  (107,500)     (888,536)        -- --
Dividends declared, $.32 per share           -- --         -- --    (5,040,428)
                                      ------------  ------------  ------------
Balance at December 31, 1997          $ 15,743,062  $  2,717,863  $ 94,254,141
Comprehensive income
 Net income                                  -- --         -- --    11,589,461
 Other comprehensive income, net of tax
  Minimum pension liability adjustment,
   net of tax                                -- --         -- --         -- --
Comprehensive income                         -- --         -- --         -- --
Purchase of common stock                  (148,080)   (1,307,491)        -- --
Dividends declared, $.32 per share           -- --         -- --    (5,013,955)
                                      ------------  ------------  ------------
Balance at December 31, 1998          $ 15,594,982  $  1,410,372  $100,829,647
                                      ============  ============  ============











                                      15
                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For The Years Ended December 31, 1998, 1997 and 1996
                                      Accumulated
                                     Other Compre- Comprehensive  Stockholders'
                                     hensive Income    Income        Equity
                                      ------------  ------------  ------------
Balance at January 1, 1996            $   (383,246)               $115,762,965
Comprehensive income
 Net income                                  -- --  $ 10,729,493    10,729,493
                                                    ------------
 Other comprehensive income, net of tax
  Foreign currency translation adjustment,
   net of tax                                       $    (23,225)      (23,225)
  Minimum pension liability adjustment,
   net of tax                                            (74,762)      (74,762)
                                                    ------------
  Other comprehensive income               (97,987) $    (97,987)
                                                    ------------
Comprehensive income                                $ 10,631,506
                                                    ============
Purchase of common stock                     -- --                  (7,235,736)
Dividends declared, $.32 per share           -- --                  (5,160,413)
                                      ------------  ------------  ------------
Balance at December 31, 1996          $   (481,233)               $113,998,322
Comprehensive income
 Net income                                  -- --  $  4,546,219     4,546,219
                                                    ------------
 Other comprehensive income, net of tax
  Foreign currency translation adjustment,
   net of reclassification adjustment resulting
   from sale of foreign entity, net of tax          $    243,791       (30,453)
  Minimum pension liability adjustment,
   net of tax                                            237,442       237,442
                                                    ------------
  Other comprehensive income               481,233  $    481,233
                                                    ------------
Comprehensive income                                $  5,027,452
                                                    ============
Purchase of common stock                     -- --                    (996,036)
Dividends declared, $.32 per share           -- --                  (5,040,428)
                                      ------------  ------------  ------------
Balance at December 31, 1997          $      -- --                $112,715,066
Comprehensive income
 Net income                                  -- --  $ 11,589,461    11,589,461
                                                    ------------
 Other comprehensive income, net of tax
  Minimum pension liability adjustment,
   net of tax                             (242,674) $   (242,674)     (242,674)
                                                    ------------
Comprehensive income                                $ 11,346,787
                                                    ============
Purchase of common stock                     -- --                  (1,455,571)
Dividends declared, $.32 per share           -- --                  (5,013,955)
                                      ------------  ------------  ------------
Balance at December 31, 1998          $   (242,674)               $117,592,327
                                      ============                ============
The accompanying notes are an integral part of the consolidated financial
statements.                           16
                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies


Nature of Operations

O'Sullivan Corporation ("O'Sullivan" or "the Corporation") manufactures calendered plastics products for the automotive and specialty manufacturing industries. The most substantial portion of the Corporation's business is conducted in North American markets.


Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of all Subsidiaries. Significant intercompany accounts and transactions have been eliminated. Investments in affiliates in which the Corporation has a 20% to 50% interest are carried at cost, adjusted for the Corporation's proportionate share of the affiliate's undistributed earnings or losses.

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


Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.


Receivables and Concentration of Credit Risk

Receivables from trade customers are generally due within thirty to ninety days. The Corporation conducts periodic reviews of its major customers' financial condition and grants trade credit based upon evaluations of the credit worthiness of each customer. Management performs regular assessments of receivables and makes estimates as to the adequacy of the allowance for doubtful accounts based on historical data and knowledge of customers' financial condition. Credit losses have been within the expectations of management.


Inventories

Inventories are valued at the lower of cost or market, with cost being determined substantially by the first-in, first-out or average cost method.


Investment Securities

Investment securities held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are
                                      17
recorded in other current assets at fair value with the change in fair value during the period included in earnings. At December 31, 1997, other current assets included securities with a fair value of $507,870. These securities were sold during 1998. At December 31, 1998 and 1997, O'Sullivan had no investments in derivative financial instruments.


Property, Plant and Equipment and Depreciation

Property, plant and equipment are stated at historical cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of assets. The estimated useful lives are twenty to forty years for buildings and three to ten years for machinery and other equipment. Accelerated methods of depreciation are utilized for tax purposes. Expenditures for repairs and maintenance are charged to operations as incurred. Betterments and improvements that extend the useful life of an asset are capitalized. Upon sale and other disposition of assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is reflected in operations.


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


Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising costs were $182,423 for 1998, $89,090 for 1997, and $76,122 for 1996.


Research and Development

O'Sullivan conducts a broad range of research and development activities. These activities are aimed at improving existing products and manufacturing processes and developing new products and processes.

Product and process research and development activities are charged to expense as incurred. The amounts incurred in 1998, 1997 and 1996 were $3,264,955, $2,739,388 and $2,554,826, respectively.


Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and diluted earnings per share with
                                      18
basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share as it reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.


Pension Plans

The Corporation and its Subsidiaries have retirement plans that cover substantially all employees who meet certain eligibility requirements. The Retirement Savings Plan ("Plan") is a 401(K) plan under which the majority of the Corporation's employees are covered. The plan permits eligible employees to contribute up to ten percent of before-tax compensation and up to five percent of after-tax compensation subject to certain Internal Revenue Service restrictions. The Corporation may, in its discretion, make an Employer Basic Contribution of up to three percent of each participant's compensation each year. The Corporation may also, in its discretion, make an Employer Matching Contribution of up to two percent for participants who have elected to make before-tax contributions to the plan. After three years of service, participants become 100% vested in the employer contributions for each participant.

Current and former employees not covered under the Retirement Savings Plan are participants in either multiemployer plans sponsored by other entities or non-contributory defined benefit plans. The plans provide benefits to certain salaried employees based on years of service and final years' average earnings and to certain hourly employees based on a dollar unit multiplied by years of eligible service. The Corporation's policy is to fund at least the minimum amounts required by the applicable governing bodies.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". This Statement revises employers disclosures about pension and other postretirement benefit plans.
It does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair value of plan assets that will facilitate financial analysis and eliminates certain disclosures. The Statement is effective for the Corporation's financial statements for the year ended December 31, 1998. Information for prior years has been restated to conform to the Standard.


Postretirement Benefits

The Corporation provided health care benefits to certain of its retired employees under a plan which was terminated January 1, 1993. Upon termination of the plan, this group of retired employees was allowed to continue to be covered by the Corporation's group insurance plan. Effective January 1, 1993, the Corporation adopted Financial Accounting Standards
Board Statement of Financial Accounting Standards No. 106, "Employers
                                      19
Accounting for Postretirement Benefits other than Pensions" to account for its share of the costs of benefits provided to this group. To effect adoption of Statement No. 106, the Corporation accrued, as of January 1, 1993, its share of the estimated costs to insure this group of retirees. Prior to January 1, 1993, the Corporation expensed its share of these expenses as they were incurred.

Postemployment Benefits

The liability and expense for postemployment benefits are accrued when the obligations vest and can be reasonably estimated. Obligations that do not vest are recorded when payment of the benefits is probable and can be reasonably estimated.


Reclassification of Amounts

Certain amounts for 1997 and 1996 have been reclassified to conform to the 1998 presentation.


2.   Supplementary Balance Sheet Detail

Balances at December 31,                   1998             1997
                                       ------------     ------------
Receivables
Accounts receivable                    $ 27,008,437     $ 26,228,366
Less allowance for doubtful accounts        722,639          570,150
                                       ------------     ------------
                                       $ 26,285,798     $ 25,658,216
                                       ============     ============
Receivable balances for automotive-related business were $17,375,273 at December 31, 1998, and $14,711,831 at December 31, 1997.

Inventories
Finished goods                         $  4,971,465     $  4,505,483
Work in process                           5,708,598        3,385,687
Raw materials                             9,110,258        9,380,683
Supplies                                  3,621,624        3,402,836
                                       ------------     ------------
                                       $ 23,411,945     $ 20,674,689
                                       ============     ============

Property, Plant and Equipment
Land                                   $  1,558,382     $  1,414,776
Buildings                                32,049,426       27,762,932
Machinery and equipment                  64,357,301       58,458,348
Transportation equipment                  4,070,761        3,981,665
                                       ------------     ------------
                                       $102,035,870     $ 91,617,721
Less accumulated depreciation            56,996,637       51,301,322
                                       ------------     ------------
                                       $ 45,039,233     $ 40,316,399
                                       ============     ============
Depreciation expense totaled $5,713,650, $5,464,100 and $5,177,727 in 1998, 1997 and 1996, respectively.


                                      20
Accrued Expenses
Accrued compensation                   $  2,590,716     $  2,527,053
Employee benefits                         1,090,660          886,467
Dividends payable                         1,245,769        1,257,623
Other accrued expenses                    1,508,607        1,297,105
                                       ------------     ------------
                                       $  6,435,752     $  5,968,248
                                       ============     ============

Other Long-Term Liabilities
Deferred compensation                  $  4,005,363     $  3,978,100
Employee benefits                         1,333,713          845,466
Postemployment benefits                     915,395        1,081,069
Contingency reserve for
  discontinued operations                     -- --        2,500,000
                                       ------------     ------------
                                       $  6,254,471     $  8,404,635
                                       ============     ============
The contingency reserve for discontinued operations was an allowance for potential adjustments relating to the sale of the Corporation's former consumer products subsidiary (See note 14).


3.   Debt

The Corporation has a $50,000,000 unsecured line of credit through First Union National Bank of Virginia to support general corporate activities. Interest rates for the line of credit vary based on the Corporation's choice of rate options provided by the lender. All available rates are at or below prevailing prime interest rates. The line of credit matures June 30, 2000. There was no outstanding balance at December 31, 1998.


4.   Income Tax Matters

Income from continuing operations before income taxes was taxed entirely by domestic jurisdictions.

The provision for income taxes charged to continuing operations consists of the following:

                               1998             1997             1996
                           ------------     ------------     ------------
Current
  Federal                  $  5,019,226     $  5,119,111     $  6,681,713
  State                       1,523,822        1,058,385        1,021,619
                           ------------     ------------     ------------
                           $  6,543,048     $  6,177,496     $  7,703,332
                           ------------     ------------     ------------
Deferred
  Federal                  $    517,327     $ (1,037,444)    $    951,017
  State                        (177,795)        (222,115)         138,558
                           ------------     ------------     ------------
                           $    339,532     $ (1,259,559)    $  1,089,575
                           ------------     ------------     ------------
                           $  6,882,580     $  4,917,937     $  8,792,907
                           ============     ============     ============

                                      21
The following is a reconciliation of the statutory Federal income tax rates to the Corporation's effective tax rate:

                                                   1998     1997     1996
                                                 -------- -------- --------
Statutory federal tax rate                         35.0%    35.0%    35.0%
Income taxed at lower federal tax rate            -- --      (.7)   -- --
State taxes, net of federal benefit                 4.7      4.0      3.3
Business credits                                    (.8)     (.6)     (.4)
Other                                              (1.6)    (1.9)      .5
                                                 -------- -------- --------
                                                   37.3%    35.8%    38.4%
                                                 ======== ======== ========

Net deferred tax assets (liabilities) at December 31, 1998 and 1997, consisted of the following components:

                                                 1998             1997
                                             ------------     ------------
Deferred tax assets
  Provision for doubtful accounts            $    279,907     $    224,709
  Employee benefits                             3,060,966        2,970,247
  Inventory basis differences                      61,338          109,675
  Contingency reserve for
    discontinued operations                       131,148        1,024,453
  State operating loss carryforward               197,107           65,300
  Other                                            20,000            -- --
                                             ------------     ------------
                                             $  3,750,466     $  4,394,384
                                             ------------     ------------
Deferred tax liabilities

  Property, plant and equipment              $  3,342,946     $  3,608,737
  Like-kind exchange                              237,374          254,856
  Employee benefits                               292,365          241,000
  Investment securities                             -- --          203,148
                                             ------------     ------------
                                             $  3,872,685     $  4,307,741
                                             ------------     ------------

Net deferred tax assets (liabilities)        $   (122,219)    $     86,643
                                             ============     ============

The deferred tax amounts included above have been classified on the Consolidated Balance Sheets for December 31, 1998 and 1997, as follows:

                                                 1998             1997
                                             ------------     ------------

Current assets                               $  1,307,151     $  1,041,564
Noncurrent liabilities                         (1,429,370)        (954,921)
                                             ------------     ------------

Net deferred tax assets (liabilities)        $   (122,219)    $     86,643
                                             ============     ============



                                      22
5. Benefit Plans

Defined Benefit and Postretirement Benefit Plans

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 1998 and 1997, and a statement of the funded status as of December 31, 1998 and 1997, for the pension plans and postretirement benefit plan of the Corporation and its Subsidiaries:

                                  Pension Benefits      Postretirement Benefits
                                  ----------------      -----------------------
                                 1998          1997         1998        1997
                                 ----          ----         ----        ----
Reconciliation of Benefit Obligation
  Obligation at January 1     $ 8,739,489  $ 8,505,089    $ 348,000  $ 408,000
  Service cost                     70,319       77,867        -- --      -- --
  Interest cost                   601,189      579,703       18,300     26,000
  Participant contributions         -- --        -- --        4,000      5,600
  Actuarial (gain) loss           637,660       12,208      (51,000)     -- --
  Benefit payments               (484,564)    (435,378)     (65,300)   (91,600)
                              -----------  -----------    ---------  ---------
  Obligation at December 31   $ 9,564,093  $ 8,739,489    $ 254,000  $ 348,000
                              ===========  ===========    =========  =========

Reconciliation of Fair Value
  Of Plan Assets
    Fair value of plan assets
      at January 1            $ 9,219,999  $ 7,991,911    $   -- --  $   -- --
    Actual return on plan assets  188,101    1,538,466        -- --      -- --
    Employer contributions        127,753      125,000       61,300     86,000
    Participant contributions       -- --        -- --        4,000      5,600
    Benefit payments             (484,564)    (435,378)     (65,300)   (91,600)
                              -----------  -----------    ---------  ---------
    Fair value of plan assets
      at December 31          $ 9,051,289  $ 9,219,999    $   -- --  $   -- --
                              ===========  ===========    =========  =========

Funded Status
 Funded status at December 31 $  (512,804) $   480,510    $(254,000) $(348,000)
 Unrecognized transition (asset) (170,598)    (190,240)       -- --      -- --
 Unrecognized prior-service cost  386,821      456,155        -- --      -- --
 Unrecognized (gain) loss         614,506     (569,651)      20,000     71,000
                              -----------  -----------    ---------  ---------
  Net amount recognized       $   317,925  $   176,774    $(234,000) $(277,000)
                              ===========  ===========    =========  =========

The following table provides the amounts recognized in the statement of financial position as of December 31, 1998 and 1997:

Prepaid benefit cost          $   730,913  $   602,499    $   -- --  $   -- --
Accrued benefit liability      (1,099,713)    (568,466)    (234,000)  (277,000)
Intangible asset                  313,381       53,190        -- --      -- --
Accumulated other comprehensive
  income                          373,344       89,551        -- --      -- --
                              -----------  -----------    ---------  ---------
Net amount recognized         $   317,925  $   176,774    $(234,000) $(277,000)
                              ===========  ===========    =========  =========
                                      23
Two pension plans of subsidiary corporations had accumulated benefit obligations in excess of plan assets. The accumulated benefit obligations were $6,838,444 at December 31, 1998, and $6,252,860 at December 31, 1997.
The fair value of plan assets for these plans were $5,738,731 at December
31, 1998, and $5,684,394 at December 31, 1997.

The following table provides the components of net periodic benefit cost (income) for the years ended December 31, 1998, 1997 and 1996:
                                                    Pension Benefits
                                                    ----------------
                                              1998        1997         1996
                                              ----        ----         ----
Service cost                              $    70,319   $  77,867   $   70,097
Interest cost                                 601,189     579,703      569,327
Expected return on plan assets               (724,321)   (631,335)    (594,802)
Amortization of transition (asset)            (19,642)    (19,642)     (19,642)
Amortization of prior-service cost             69,334      69,334       69,334
Amortization of net (gain)                    (10,277)      -- --        -- --
                                          -----------   ---------   ----------
Net periodic benefit cost (income)        $   (13,398)  $  75,927   $   94,314
                                          ===========   =========   ==========
                                                  Postretirement Benefits
                                                  -----------------------
                                               1998        1997         1996
                                               ----        ----         ----
Interest cost                             $    18,300   $  26,000   $   28,000
Amortization of net loss                        -- --       5,000        2,000
                                          -----------   ---------   ----------
Net periodic benefit cost                 $    18,300   $  31,000   $   30,000
                                          ===========   =========   ==========

The amount included within other comprehensive income arising from a change in the minimum pension liability, net of deferred income tax expense, was $242,674, $(237,442) and $74,762 for the years ended December 31, 1998, 1997 and 1996, respectively.

The weighted-average discount rates for all plans were 6.5% for 1998 and 7.0% for 1997 and 1996. The expected return on plan assets was 8.0% for all periods.

The transition asset, prior-service costs and net gains and losses are being amortized on a straight-line basis over the average remaining service period of active participants.

For measurement purposes for the postretirement benefit plan, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease by 1.0% per year to a rate of 6.0% for 2005 and later periods.

A 1.0% increase in assumed health care cost trend rates would increase service and interest costs by $1,000 and increase the accumulated postretirement benefit obligation by $16,000. A 1.0% decrease in assumed health care cost trend rates would decrease service and interest costs by $1,000 and decrease the accumulated postretirement obligation by $14,000.

Retirement Savings Plan

The expense associated with the Retirement Savings Plan was $1,366,400 for 1998, $1,406,655 for 1997 and $1,360,993 for 1996.
                                      24
Deferred Compensation Plan

The Corporation has a deferred compensation plan for key employees of the Corporation. Under this plan, the Corporation agrees to pay each covered employee a certain sum annually for fifteen years upon their retirement or, in the event of their death, to their designated beneficiary. A benefit is also paid if the employees terminate employment (other than by their voluntary action or discharge for cause) before they attain age 65. In that event, the amount of the benefit depends on the employee's years of service with the Corporation. Full benefits are paid only if the employee completes 25 years of service. The Corporation has purchased individual life insurance contracts with respect to each employee covered by this program. The Corporation is the owner and beneficiary of the insurance contracts. The employees are general creditors of the Corporation with respect to these benefits. The expense associated with the Deferred Compensation Plan was $457,994 for 1998, $2,503,375 for 1997 and $493,773 for 1996. The expense for 1997 included an additional charge of $1,975,747 resulting from a change in the estimated costs for deferred compensation payable to several employees who prematurely separated from service with the Corporation.


Postemployment Benefits

The Corporation provides certain compensation benefits to former employees. For 1997, a provision for costs in the amount of $1,530,000 was charged to operations. No such charge was incurred in 1998 or 1996.


6.   Stock Option Plans


1985 Stock Option Plan

The 1985 stock option plan expired January 28, 1995. Options previously granted may be exercised by the participants until the options expire, which is ten years after the date of the original option grant. The option price of grants under this plan could not be less than the fair market value of the common stock on the date of grant.


1995 Stock Option Plan

The Corporation has a stock option plan under which options may be granted to certain key employees for the purchase of the Corporation's common stock. The effective date of the plan was February 7, 1995, with an expiration date of February 6, 2005. The plan reserves for issuance an aggregate of 200,000 shares of the Corporation's common stock. The option price for options granted cannot be less than 100% of fair market value of the common stock on the date of the grant. The plan contains an antidilutive provision providing for adjustments to the options previously granted in the event of changes in the Corporation's capital structure.


1995 Outside Directors Stock Option Plan

The Corporation has a stock option plan under which options for the purchase of the Corporation's common stock may be granted to members of the Corporation's Board of Directors. The effective date of the plan was April 25, 1995, with an
                                      25
expiration date of April 24, 2005. The plan reserves for issuance, an aggregate of 200,000 shares of the Corporation's common stock. Each eligible director received an option for 10,000 shares of common stock on the effective date of the plan. On each April 25 thereafter, each eligible director will receive an option for 1,000 shares of common stock. Directors who become eligible after April 25, 1995, will receive an option for 10,000 shares as of the date they become eligible for the plan and will receive an option for 1,000 shares on each April 25 thereafter. The option price for options granted cannot be less than 100% of fair market value of the common stock on the date of the grant. The plan contains an antidilutive provision providing for adjustments to the options previously granted in the event of changes in the Corporation's capital structure.


The Corporation uses the intrinsic value approach specified in Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for 1998, 1997 or 1996. If the fair value method of accounting for stock options prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," had been applied, there would have been no expense relating to the stock options for 1997. The expense would have $60,045 in 1998 and $41,437 in 1996. Pro forma net income would have been $11,529,416 in 1998 and $10,688,056 in 1996. Pro forma earnings per share would have been $.74 in 1998 and $.66 in 1996.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. For 1998, weighted-average assumptions were: Dividend rate of 2.9%, price volatility of 24.0%, a risk-free interest rate of 4.8% and expected lives of 7.75 years. For 1997, no options were granted requiring measurement under this model. For 1996, weighted-average assumptions were: Dividend rate of 2.9%, price volatility of 25.0%, a risk-free interest rate of 5.31% and expected lives of 7.75 years.

The status of the stock option plans during 1998 and 1997 is as follows:

                                                                1995 Directors
                     1985 Option Plan     1995 Option Plan        Option Plan
                     ----------------     ----------------      --------------
                            Weighted-            Weighted-            Weighted-
                             Average              Average              Average
                  Number of  Exercise  Number of  Exercise  Number of  Exercise
                   Shares     Price     Shares     Price     Shares     Price
                  ---------  --------  ---------  --------  ---------  --------
Outstanding at
 January 1, 1998     67,870  $  10.74    103,500  $  10.48    104,000  $   9.96
Granted during 1998   -- --     -- --     51,782      7.94     19,000      9.22
Exercised during 1998 -- --     -- --      -- --     -- --      -- --     -- --
Forfeited during
 1998               (20,660)    10.77    (20,000)    10.53    (13,000)    10.17
                    -------              -------              -------
Outstanding at
 December 31, 1998   47,210     10.72    135,282      9.50    110,000      8.98
                    =======              =======              =======
All outstanding options were exercisable at December 31, 1998.

Weighted-average fair value of
options granted during 1998     N/A               $   7.94             $   9.22
                             ========             ========             ========
                                      26
                                                               1995 Directors
                     1985 Option Plan     1995 Option Plan        Option Plan
                     ----------------     ----------------      --------------
                            Weighted-            Weighted-            Weighted-
                             Average              Average              Average
                  Number of  Exercise  Number of  Exercise  Number of  Exercise
                    Shares    Price      Shares    Price      Shares    Price
                  ---------  --------  ---------  --------  ---------  --------
Outstanding at
 January 1, 1997     94,965  $  11.01    125,000  $  10.48     88,000  $  10.39
Granted during 1997   -- --     -- --      -- --     -- --     27,000      8.76
Exercised during 1997 -- --     -- --      -- --     -- --      -- --     -- --
Forfeited during
 1997               (27,095)    11.67    (21,500)    10.48    (11,000)    10.39
                    -------              -------              -------
Outstanding at
 December 31, 1997   67,870     10.74    103,500     10.48    104,000      9.96
                    =======              =======              =======
All outstanding options were exercisable at December 31, 1997.

Weighted-average fair value of
options granted during 1997     N/A                  N/A               $   8.76
                             ========             ========             ========

The status of the options outstanding at December 31, 1998, is as follows:

                                                                    Remaining
                                              Exercise             Contractual
                                               Price     Number        Life
                                              --------  --------   -----------
                                              $  15.90    11,250      .1 Years
                                                 10.88    11,000     1.1 Years
                                                  8.32    24,960     3.8 Years
                                                 10.31   128,500     6.3 Years
                                                 11.17    21,000     7.3 Years
                                                  9.81     1,782     8.1 Years
                                                  8.16    16,000     8.3 Years
                                                  9.78    10,000     8.6 Years
                                                  9.75     8,000     9.3 Years
                                                  8.74    10,000     9.7 Years
                                                  7.88    50,000     9.9 Years


7.     Comprehensive Income

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Information for prior periods has been restated to conform to the statement. The adoption of this statement had no impact on the Corporation's financial position, consolidated results of operations or cash flows.




                                      27
Other comprehensive income is comprised of the following:
                                                          Tax
                                         Before-Tax    (Expense)   Net-of-Tax
                                           Amount     or Benefit     Amount
                                         ----------   ----------   ----------
Year Ended December 31, 1996:
Foreign currency translation adjustment  $  (35,731)  $   12,506   $  (23,225)
Minimum pension liability adjustment       (115,018)      40,256      (74,762)
                                         ----------   ----------   ----------
                                         $ (150,749)  $   52,762   $  (97,987)
                                         ==========   ==========   ==========
Year Ended December 31, 1997:
Foreign currency translation
  Adjustment                             $  (46,851)  $   16,398   $  (30,453)
Reclassification adjustment resulting
  from sale of foreign entity               421,914     (147,670)     274,244
Minimum pension liability adjustment        365,296     (127,854)     237,442
                                         ----------   ----------   ----------
                                         $  740,359   $ (259,126)  $  481,233
                                         ==========   ==========   ==========
Year Ended December 31, 1998:
Minimum pension liability adjustment     $ (373,344)  $  130,670   $ (242,674)
                                         ==========   ==========   ==========


8.   Earnings Per Share

The following shows the weighted-average number of shares used in computing earnings per share and the effect on weighted-average number of shares of diluted potential common stock:
                                      1998          1997          1996
                                  ------------  ------------  ------------
Weighted-average number of common
 shares used in earnings per
 common share                       15,662,886    15,758,205    16,169,162

Effect of dilutive securities:
 Stock options                           7,134         8,863        19,598
                                  ------------  ------------  ------------
Weighted average-number of common
 shares used in earnings per
 common share - assuming dilution   15,670,020    15,767,068    16,188,760
                                  ============  ============  ============

Options on approximately 190,500 shares, 222,750 shares and 72,345 shares were not included in computing earnings per common share - assuming dilution for the years ended December 31, 1998, 1997 and 1996, respectively, because their effects were antidilutive.


9.   Investment in Unconsolidated Joint Venture

In 1995 the Corporation acquired a 49.0% equity interest in Kiefel Technologies, Inc. ("Kiefel"). Kiefel designs, manufactures and distributes thermoforming and radio frequency welding machines and related machinery and tools. The Corporation's investment in Kiefel was sold during 1998. The Corporation recognized, as its share of Kiefel's net income, $327,864 for 1998, $186,989 for 1997 and $19,071 for 1996.
                                      28
10.   Leases

The Corporation and its Subsidiaries lease various plant and warehouse facilities along with various equipment. Leases for the plant and warehouse facilities and leases for machinery and equipment generally require the payment of appropriate taxes, insurance and maintenance costs. The leases are cancelable within a limited period of time.

Rental expense was $466,826 for 1998, $508,890 for 1997 and $670,496 for 1996.


11.   Significant Customer

Net sales to divisions and subsidiaries of Ford Motor Company amounted to $45.9 million (28.2% of net sales) in 1998, $44.1 million (27.0% of net sales) in 1997 and $44.2 million (25.8% of net sales) in 1996.

Receivables at December 31, 1998, 1997 and 1996, from Ford Motor Company were $7.2 million, $6.3 million and $5.0 million, respectively.


12.   Fair Value of Financial Instruments

The Corporation estimates that each category of financial instruments; including cash, trade receivables and payables, investments and debt instruments, approximate current value at December 31, 1998 and 1997.


13.   Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                                      1998          1997          1996
                                  ------------  ------------  ------------

   Cash payments for interest     $        642  $      8,482  $      2,976
                                  ============  ============  ============

   Cash payments for income taxes $  6,564,640  $  4,758,603  $  5,310,200
                                  ============  ============  ============

Supplemental Schedule of Noncash Investment Activities

In 1996, notes receivable of $654,794 were received as part of the proceeds from the sale of property and equipment.


14.   Divestiture and Discontinued Operations

On July 31, 1997, the Corporation sold substantially all of the former consumer products business segment of the Corporation, identified as Melnor Inc., including the stock of Melnor's wholly owned subsidiary, Melnor
Canada, Ltd., to GH Acquisition Corp. The Corporation received approximately $22.0 million in cash for the sale. In 1998, $2.5 million of this amount was returned to the purchaser since the business did not meet certain operating result thresholds.


                                      29
The loss on disposal of the segment of $3,674,046 (net of income tax benefit of $1,825,954) represented the loss from the disposal of substantially all assets of the business along with expenses associated with the disposal activities, including severance costs, professional fees and potential variances in projected operations of the business during future fiscal periods.

Losses from the discontinued operations of this business are shown separately in the accompanying income statements. Income tax benefits applicable to the years ended December 31, 1997 and 1996, were $428,489 and $1,907,254, respectively.

Net sales for this business were $21,646,807 for the seven months ended July 31, 1997, and $40,145,222 for the year ended December 31, 1996. These amounts are excluded from net sales reported in the accompanying income statements.


15.   Commitments and Contingencies

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

Facilities Addition

The Corporation has committed to the construction of an additional laminating facility at its Winchester, Virginia, location. The total outlay for the facility is expected to be approximately $4.0 million. The facility is expected to be placed in service during the second quarter of 1999.

Year 2000 Readiness

The Corporation is heavily dependent on computer processing in the conduct of its business activities. Failure of these systems could have a significant impact on the Corporation's operations.


                                      30
In 1997, the Corporation began an assessment of its potential exposure to business interruption due to year 2000 computer software and hardware failures. The Corporation's MIS department has made substantial progress in identifying areas of concern. Throughout 1998, the department identified, tested and began modifying those systems determined to be susceptible to Year 2000 operating failures. They have made significant progress and expect to have all systems tested and modified well before the end of 1999. Other personnel of the Corporation have been charged with the responsibility of reviewing software and hardware utilized in the operation of the Corporation's manufacturing equipment. Their review of this software and hardware internally and with the representatives of the creators of this software and hardware have revealed no material deficiencies which could jeopardize the operation of the Corporation's direct manufacturing equipment.

The Corporation has also initiated communications with suppliers and major customers to determine if any problems exist in connection with electronic interfaces. Since there are no guarantees that O'Sullivan will be able to rely on others to have their systems converted in a timely manner for Year 2000 compliance, the Corporation has been developing a strategy to continue business transactions with customers and suppliers in the event of interface disruptions.

The Corporation's cost of identifying and modifying programs is expected to have an immaterial effect on future operating results since, for several years, it has had a plan to regularly upgrade the software and hardware for the Corporation's primary operating systems. This plan has caused the systems to be continually reviewed and modified as business conditions warrant. Incremental costs to resolve Year 2000 issues are expected to be less than $500,000.


16.    Segment Information

The Corporation operates in one business segment; the manufacture and distribution of calendered plastics products for the automotive and specialty plastics manufacturing industries. All operating revenues of the Corporation are derived from this business activity. Substantially all corporate assets are utilized in the manufacturing and distribution activities of the calendering operations.


17.     New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities". This pronouncement established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material impact on the Corporation's results of operations.







                                      31
18.    Supplemental Financial Data (Unaudited)

                                Quarter Ended
           ------------------------------------------------------     1998
1998            March 31      June 30   September 30 December 31      Total
              ------------ ------------ ------------ ------------ ------------
Net sales     $ 41,946,284 $ 42,142,539 $ 39,529,682 $ 39,560,195 $163,178,700
Gross profit  $  6,864,445 $  7,803,118 $  6,759,473 $  7,307,145 $ 28,734,181
Net income from:
 Continuing
  operations  $  2,964,361 $  3,452,735 $  2,300,621 $  2,871,744 $ 11,589,461
 Discontinued
  operations         -- --        -- --        -- --        -- --        -- --
              ------------ ------------ ------------ ------------ ------------
              $  2,964,361 $  3,452,735 $  2,300,621 $  2,871,744 $ 11,589,461
              ------------ ------------ ------------ ------------ ------------
Earnings per share:
 Continuing
  operations  $        .19 $        .22 $        .15 $        .18 $        .74
 Discontinued
  operations         -- --        -- --        -- --        -- --        -- --
              ------------ ------------ ------------ ------------ ------------
              $        .19 $        .22 $        .15 $        .18 $        .74
              ------------ ------------ ------------ ------------ ------------
Dividends
 declared     $        .08 $        .08 $        .08 $        .08 $        .32

Market price per share
  High             11  1/4      12  3/4      12  1/8      11  3/4       12 3/4
  Low               9  3/4      10  5/8      10  5/8      10             9 3/4

                                Quarter Ended
              ---------------------------------------------------     1997
1997            March 31     June 30    September 30 December 31      Total
              ------------ ------------ ------------ ------------ ------------
Net sales     $ 40,463,805 $ 44,706,832 $ 38,828,516 $ 39,600,247 $163,599,400
Gross profit  $  6,092,585 $  7,689,004 $  5,934,913 $  5,906,090 $ 25,622,592
Net income (loss)from:
  Continuing
   operations $  2,498,007 $  3,417,321 $  2,871,432 $     27,098 $  8,813,858
  Discontinued
   operations     (274,030)    (166,801)  (3,467,762)    (359,046)  (4,267,639)
              ------------ ------------ ------------ ------------ ------------
Net income
 (loss)       $  2,223,977 $  3,250,520 $   (596,330)$   (331,948)$  4,546,219
              ------------ ------------ ------------ ------------ ------------
Earnings (loss)
 per share:
 Continuing
   operations $        .16 $        .22 $        .18 $      -- -- $        .56
 Discontinued
   operations         (.02)        (.01)        (.22)        (.02)        (.27)
              ------------ ------------ ------------ ------------ ------------
              $        .14 $        .21 $       (.04)$       (.02)$        .29
              ------------ ------------ ------------ ------------ ------------



                                      32
Dividends
 declared     $        .08 $        .08 $        .08 $        .08 $        .32

Market price per share
  High             10  3/4      9 11/16       11           11         11
  Low               8           7 15/16        8 3/8        9 7/8      7 15/16




















































                                      33




                        INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors of O'Sullivan Corporation

We have audited the accompanying consolidated balance sheets of O'Sullivan Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O'Sullivan Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


                                    /s/  YOUNT, HYDE & BARBOUR, P. C.



Winchester, Virginia
January 22, 1999
















                                      34
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None






















































                                      35
                                  PART III


Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Corporation's Directors and Director nominees, see pages 4 through 7 of the Corporation's Definitive Proxy Statement dated March 26, 1999 which pages are incorporated herein by reference. For information concerning the compliance by directors, officers and beneficial owners of more than 10% of the Corporation's stock with the requirement of Section 16(a) of the Securities Exchange Act of 1934, see page 7 of the Corporation's Definitive Proxy Statement dated March 26,
1999, which page is incorporated herein by reference.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of O'Sullivan Corporation at December 31, 1998 are listed below. All officers are elected by the Board of Directors for a one year term. There are no family relationships among officers or any other arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

                                                               Served As
         Name              Age              Office           Officer Since
---------------------     ----      ---------------------    -------------
John S. Campbell           48       President                     1986
C. Bryant Nickerson        52       Secretary & Treasurer         1986

Mr. John S. Campbell was appointed as President and Chief Operating Officer in August, 1998 succeeding James T. Holland. Mr. Campbell previously served as a Vice President beginning in 1986. He has been employed by the Corporation since 1973 and has been involved in both the sales and manufacturing operations of the calendered plastics products business of the Corporation.

Mr. Nickerson has been employed by the Corporation since 1973 serving in various capacities within the corporate financial area. He has served as Controller and Treasurer and Chief Accounting Officer before being elected as Secretary, Treasurer and Chief Financial Officer in 1995.

Other Officers of the Registrant
                                                               Served As
         Name              Age              Office           Officer Since
---------------------     ----      ---------------------    -------------
William O. Bauserman       55       Vice President                1987
Ewen A. Campbell           51       Vice President                1993
John P. Crowther           48       Vice President                1998
James L. Tremoulis         45       Vice President                1986
Robert C. Westfall         56       Vice President                1979

Mr. Bauserman has been employed by the Corporation since 1968 and has served as a Vice President since 1987. Mr. Bauserman has been employed in various capacities within the data processing and management information services areas during his tenure with the Corporation.



                                      36
Mr. Ewen A. Campbell has an extensive background in chemistry and plastics compounding. He has been employed by the Corporation since 1991 in the areas of compounding and research and development activities. He has served as a Vice President since 1993. Mr. Ewen Campbell and Mr. John Campbell are not related.

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


Item 11.        EXECUTIVE COMPENSATION

See Pages 8 through 14 of the Corporation's Definitive Proxy Statement dated March 26, 1999, which pages are incorporated herein by reference.


Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

See Pages 3 through 7 of the Corporation's Definitive Proxy Statement dated March 26, 1999, which pages are incorporated herein by reference.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions during 1998 that would be applicable for disclosure under this item.



















                                      37
                                   PART IV


Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K

(a).    (1)     Financial Statements                                   Page(s)

                Included in Part II, Item 8, of this report:

                Report of Independent Auditors                           34

                Consolidated Balance Sheets at December 31, 1998
                  and 1997                                               11

                Consolidated Statements of Income for the Years
                  Ended December 31, 1998, 1997 and 1996                 12

                Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1998, 1997 and 1996         13-14

                Consolidated Statements of Stockholders'
                  Equity for the Years Ended
                  December 31, 1998, 1997 and 1996                     15-16

                Notes to Consolidated Financial Statements             17-33


(a).   (2)      Financial Statement Schedules

                Included in Part IV of this report:

                Report of Independent Auditors on Financial
                  Statement Schedule                                     41

                Schedule II - Valuation and Qualifying Accounts
                  for the Years Ended December 31,
                  1998, 1997 and 1996                                    42

(a).   (3)      Exhibits

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


                                      38
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

                                                                      Page(s)
                3.3   O'Sullivan Corporation Amended and Restated
                      Articles of Incorporation dated April 29, 1989, filed with the State Corporation Commission dated April 29, 1989, adopted by stockholders of O'Sullivan Corporation at the annual meeting held April 25, 1989. (Incorporated by reference to the March 31, 1989 Quarterly Report on Form
                      10-Q of the Corporation.)

                3.4   O'Sullivan Corporation Bylaws as amended to
                      January 26, 1998. (Incorporated by reference to the Annual Report on Form 10-K for the Year Ended December 31, 1997.)

                10.1 Compensatory arrangement with executive officers of the registrant. See Pages 8 through 14 of the Corporation's Definitive Proxy Statement dated March 26, 1999 which pages are incorporated herein by reference.

                10.2 Form of Employment Continuity Agreement between the Registrant and James T. Holland, John S. Campbell,
                      C. Bryant Nickerson, William O. Bauserman, Ewen A. Campbell, Dee S. Johnston, Michael M. Meissner, James L. Tremoulis, Robert C. Westfall and John P. Crowther. (Incorporated by reference to the Annual Report on Form 10-K for the Year Ended December 31, 1996.)

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

                21.   Subsidiaries of the Registrant - filed herewith
                                      39
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)
                                                                      Page(s)

                23.   Consent of Independent Auditors - filed herewith

                24.   Powers of Attorney - filed herewith

                27.   Financial Data Schedule - filed herewith


(b).            Reports on Form 8-K

                There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

(c).            Index to Exhibits                                        45









































                                      40




                        INDEPENDENT AUDITOR'S REPORT
                      ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of O'Sullivan Corporation

The examination referred to in our opinion dated January 22, 1999 of the consolidated financial statements as of December 31, 1998 and 1997 and for the three years ended December 31, 1998, 1997 and 1996 included the related supplemental financial schedule as listed in Item 14(a) 2, which, when considered in relation to the basis financial statements, present fairly in all material respects the information shown therein.

                                          /s/  YOUNT, HYDE & BARBOUR, P.C.







































                                      41
                O'SULLIVAN CORPORATION AND SUBSIDIARIES      Schedule II
                   VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 1998, 1997 and 1996

 Column A   Column B         Column C             Column D     Column E
---------- ---------- ------------------------  -----------  -----------
                              Additions
                      ------------------------
                          (1)         (2)
             Balance    Charged     Charged                     Balance
               at       to Costs       to                         at
           Beginning       and        Other    Recoveries         End
Description  of Year     Expense    Accounts  (Deductions)      of Year
---------- ----------  ----------  ----------  -----------    -----------
1998:
 Allowance
  for
  Doubtful
  Accounts $  570,150  $1,106,250  $    -- --  $  (953,761)(A)$   722,639
           ==========  ==========  ==========  ===========    ===========
1997:
 Allowance
  for
  Doubtful
  Accounts $  573,769  $    -- --  $    -- --  $    (3,619)(A)$   570,150
           ==========  ==========  ==========  ===========    ===========
1996:
 Allowance
  for
  Doubtful
  Accounts $  470,684  $   77,000  $    -- --  $    26,085 (A)$   573,769
           ==========  ==========  ==========  ===========    ===========

Note (A) - Write-offs of uncollectible accounts, net of recoveries.
























                                      42
                                 SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 26, 1999                            O'SULLIVAN CORPORATION
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


Arthur H. Bryant, II *                                    March 26, 1999
------------------------                                  --------------
Arthur H. Bryant, II        Chairman and Director              Date

/s/ John S. Campbell                                      March 26, 1999
------------------------                                  --------------
John S. Campbell            President, Chief Executive         Date
                            Officer and Director

/s/ C. Bryant Nickerson                                   March 26, 1999
------------------------                                  --------------
C. Bryant Nickerson         Secretary, Treasurer and           Date
                            Chief Financial Officer

C. Hugh Bloom, Jr. *                                      March 26, 1999
------------------------                                  --------------
C. Hugh Bloom, Jr.          Director                           Date

John C. O. Bryant *                                       March 26, 1999
------------------------                                  --------------
John C. O. Bryant           Director                           Date

Robert L. Burrus, Jr. *                                   March 26, 1999
------------------------                                  --------------
Robert L. Burrus, Jr.       Director                           Date

Max C. Chapman, Jr. *                                     March 26, 1999
------------------------                                  --------------
Max C. Chapman, Jr.         Director                           Date

James T. Holland *                                        March 26, 1999
------------------------                                  --------------
James T. Holland            Director                           Date

R. Michael McCullough *                                   March 26, 1999
------------------------                                  --------------
R. Michael McCullough       Director                           Date

                                      43
Stephen P. Munn *                                         March 26, 1999
------------------------                                  --------------
Stephen P. Munn             Director                           Date

Timothy J. Sandker *                                      March 26, 1999
------------------------                                  --------------
Timothy J. Sandker          Director                           Date

Leighton W. Smith, Jr. *                                  March 26, 1999
------------------------                                  --------------
Leighton W. Smith, Jr.      Director                           Date


                      *  By:  /s/ John S. Campbell
                              ---------------------
                              John S. Campbell
                              Attorney-In-Fact









































                                      44
                                EXHIBIT INDEX

                                                                     Page(s)


               21.       Subsidiaries of the Registrant                46

               23.       Consent of Experts                            47

               24.       Powers of Attorney                          48-57

               27.       Financial Data Schedule














































                                      45