Form 10-Q
period 1999-03-31
OSULLIVAN CORP
filed 1999-05-12
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                  FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

                                      Or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission file number 1-4438

                           O'SULLIVAN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Virginia                                      54-0463029
-------------------------------                      -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

       1944 Valley Avenue
           PO Box 3510
      Winchester, Virginia                                   22601
      --------------------                                ----------
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

As of April 30, 1999 there were 15,594,813 shares of Common Stock, Par Value $1, outstanding.











                       PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                            March 31,     December 31,
                                               1999           1998
                                           (Unaudited)      (Audited)
ASSETS                                    -------------   -------------
Current Assets
  Cash and cash equivalents               $  33,308,221   $  35,361,408
  Receivables                                31,701,716      26,285,798
  Inventories                                24,188,923      23,411,945
  Deferred income tax assets                  1,385,149       1,307,151
  Other current assets                        1,392,679       2,379,394
                                          -------------   -------------
     Total current assets                 $  91,976,688   $  88,745,696
                                          -------------   -------------
Property, Plant and Equipment             $  44,919,141   $  45,039,233
                                          -------------   -------------
Other Assets                              $   9,024,653   $   9,114,073
                                          -------------   -------------
     Total assets                         $ 145,920,482   $ 142,899,002
                                          =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                        $  12,693,916   $  11,187,082
  Accrued expenses                            6,472,901       6,435,752
                                          -------------   -------------
     Total current liabilities            $  19,166,817   $  17,622,834
                                          -------------   -------------
Other Long-Term Liabilities               $   6,181,694   $   6,254,471
                                          -------------   -------------
Deferred Income Tax Liabilities           $   1,172,767   $   1,429,370
                                          -------------   -------------
Commitments and Contingencies             $       -- --   $       -- --
                                          -------------   -------------
Stockholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares          $  15,594,867   $  15,594,982
  Additional paid-in capital                  1,409,472       1,410,372
  Retained earnings                         102,637,539     100,829,647
  Accumulated other comprehensive income       (242,674)       (242,674)
                                          -------------   -------------
     Total stockholders' equity           $ 119,399,204   $ 117,592,327
                                          -------------   -------------
     Total liabilities and
       stockholders' equity               $ 145,920,482   $ 142,899,002
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.






                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                              For The Three Months
                                                 Ended March 31,
                                          -----------------------------
                                               1999            1998
                                          -------------   -------------

Net sales                                 $  42,888,866   $  41,946,284
Cost of products sold                        35,041,549      35,081,839
                                          -------------   -------------

     Gross profit                         $   7,847,317   $   6,864,445
                                          -------------   -------------
Operating expenses
  Selling and warehousing                 $   1,618,230   $   1,427,662
  General and administrative                  1,711,585       1,533,175
                                          -------------   -------------
                                          $   3,329,815   $   2,960,837
                                          -------------   -------------

Income from operations                    $   4,517,502   $   3,903,608
                                          -------------   -------------

Other income
  Interest income                         $     403,344   $     508,535
  Other, net                                     42,360         279,487
                                          -------------   -------------
                                          $     445,704   $     788,022
                                          -------------   -------------

     Income before income taxes           $   4,963,206   $   4,691,630

Income taxes                                  1,907,748       1,727,269
                                          -------------   -------------

     Net income                           $   3,055,458   $   2,964,361
                                          =============   =============

Net income per common share,
  basic and diluted                       $         .20   $         .19
                                          =============   =============

Dividends per common share                $         .08   $         .08
                                          =============   =============

Average shares outstanding                   15,594,951      15,742,975
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.





                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               For The Three Months
                                                  Ended March 31,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------
Cash Flows from Operating Activities
Net income                                  $  3,055,458   $  2,964,361
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                               1,753,575      1,538,700
    Provision for doubtful accounts                -- --         20,000
    Deferred income taxes                       (334,601)      (377,141)
    (Gain) on disposal of assets                 (48,122)       (45,298)
    Unremitted (income) from joint venture         -- --       (247,522)
    Changes in assets and liabilities:
      Receivables                             (5,415,918)    (3,363,542)
      Inventories                               (776,978)      (539,089)
      Other current assets                       986,715      1,487,506
      Accounts payable                         1,506,834        439,035
      Accrued expenses                            37,149        957,014
      Other operating assets and
        long-term liabilities                     69,836         35,426
      Postemployment benefits and
        deferred compensation                   (142,613)      (141,365)
                                            ------------   ------------
Net cash provided by operating activities   $    691,335   $  2,728,085
                                            ------------   ------------

Cash Flows from Investing Activities
Purchase of property, plant and equipment   $ (1,617,658)  $ (1,987,736)
Proceeds from disposal of assets                 118,536        553,168
Payments received from non-operating
  notes receivable                                 3,750         52,924
Change in other assets                              (569)        60,340
                                            ------------   ------------
Net cash (used in) investing activities     $ (1,495,941)  $ (1,321,304)
                                            ------------   ------------

Cash Flows from Financing Activities
Purchase of common stock                    $     (1,015)  $     (1,873)
Cash dividends paid                           (1,247,566)    (1,259,408)
                                            ------------   ------------
Net cash (used in) financing activities     $ (1,248,581)  $ (1,261,281)
                                            ------------   ------------










                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Continued)

                                               For The Three Months
                                                  Ended March 31,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------
Increase (decrease) in cash and
  cash equivalents                          $ (2,053,187)  $    145,500

Cash and cash equivalents at beginning
  of period                                   35,361,408     35,444,138
                                            ------------   ------------
Cash and cash equivalents at end
  of period                                 $ 33,308,221   $ 35,589,638
                                            ============   ============

The accompanying notes are an integral part of the consolidated financial statements.




































                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.     Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of O'Sullivan Corporation ("O'Sullivan" or "the Corporation") and its wholly owned Subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These statements should be read in conjunction with the financial statements notes and other disclosures included in the Corporation's 1998 Annual Report to Stockholders and Form 10-K.

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals and adjustments) necessary to fairly present the Corporation's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

Certain amounts for 1998 have been reclassified to reflect comparability with account classifications for 1999.


Note B.  Supplementary Balance Sheet Detail
                                              March 31,    December 31,
                                                1999           1998
                                            ------------   ------------
Receivables
  Trade receivables                         $ 32,451,293   $ 27,008,437
  Less allowance for doubtful accounts           749,577        722,639
                                            -------------  ------------
                                            $ 31,701,716   $ 26,285,798
                                            ============   ============

Net receivables from a major automotive customer were $8.4 million at March 31, 1999 and $7.2 million at December 31, 1998.

Inventories
  Finished goods                            $  5,629,054   $  4,971,465
  Work in process                              5,192,001      5,708,598
  Raw materials                                9,232,287      9,110,258
  Supplies                                     4,135,581      3,621,624
                                            ------------   ------------
                                            $ 24,188,923   $ 23,411,945
                                            ============   ============








Property, Plant and Equipment
  Land                                      $  1,564,741   $  1,558,382
  Buildings                                   32,234,450     32,049,426
  Machinery and equipment                     65,797,461     64,357,301
  Transportation equipment                     4,070,761      4,070,761
                                            ------------   ------------
                                            $103,667,413   $102,035,870
  Less accumulated depreciation               58,748,272     56,996,637
                                            ------------   ------------
                                            $ 44,919,141   $ 45,039,233
                                            ============   ============
Accrued Expenses
  Accrued compensation                      $  2,573,536   $  2,590,716
  Employee benefits                              783,399      1,090,660
  Dividends payable                            1,245,723      1,245,769
  Income taxes payable                           961,440          -- --
  Other accrued expenses                         908,803      1,508,607
                                            ------------   ------------
                                            $  6,472,901   $  6,435,752
                                            ============   ============
Other Long-Term Liabilities
  Deferred compensation                     $  3,874,338   $  4,005,363
  Employee benefits                            1,403,549      1,333,713
  Postemployment benefits                        903,807        915,395
                                            ------------   ------------
                                            $  6,181,694   $  6,254,471
                                            ============   ============


Note C.  Investment in Unconsolidated Joint Venture

Earnings for the three months ended March 31, 1998 include $247,522 as the Corporation's share of income for the first three months of 1998 for Kiefel Technologies, Inc., in which O'Sullivan Corporation at that time owned a 49% interest. The investment in Kiefel Technologies was sold in the fourth quarter of 1998.


Note D.  Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

                                              March 31,      March 31,
                                                 1999           1998
                                              ----------     ----------
Weighted average number of common shares
  used in earnings per common share           15,594,951     15,742,975

Effect of dilutive securities:
  Stock options                                    8,382          7,393
                                              ----------     ----------
Weighted average number of common shares
  used in earnings per common share-
  assuming dilution                           15,603,333     15,750,368
                                              ==========     ==========


Options on approximately 190,500 and 222,750 shares were not included in computing earnings per common share-assuming dilution for the three months ended March 31, 1999 and 1998, respectively, because their effects were antidilutive.


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


Note F.  Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information


                                              For The Three Months
                                                 Ended March 31,
                                              ----------------------
                                                 1999        1998
                                              ----------  ----------

Cash payments for interest                    $    -- --  $    -- --
                                              ==========  ==========

Cash payments for income taxes                $  322,202  $  194,645
                                              ==========  ==========


Note G.  Commitments and Contingencies

Legal Matters

The Corporation and its Subsidiaries are involved in legal proceedings incidental to their normal business activities. While the outcome of these proceedings cannot be completely predicted, the Corporation does not believe the ultimate resolution of any existing matters will have a material adverse effect on its financial position or results of operations.

Environmental Matters

The Corporation has a policy to pro-actively address its environmental responsibilities. It has made a concerted effort for many years to address potential environmental issues in its manufacturing operations by changing processes and utilizing advanced technologies to remediate environmental matters as they come to management's attention. The Corporation has recorded liabilities for all material remediation costs that are probable in the estimation of management and can be reasonably estimated. Management is not aware of any environmental costs that would be expected to have a material adverse effect on the Corporation's financial condition or results of operations. However, it is possible that future events and circumstances could cause the recorded estimates for environmental costs to be exceeded by the final outcome of future events.





                       INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
O'Sullivan Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of O'Sullivan Corporation and Subsidiaries as of March 31, 1999, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of O'Sullivan Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1999, we expressed an unqualified opinion on those financial statements based on our audit. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                               /s/ Yount, Hyde & Barbour, P.C.


Winchester, Virginia
May 11, 1999








ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter, 1999 versus First Quarter, 1998)

O'Sullivan Corporation's consolidated net sales were $42.9 million for the first quarter of 1999 and $41.9 million for the first quarter of 1998. The sales increase over the first quarter of 1998 was $1.0 million or 2.2%. Sales of automotive-related products improved considerably for the first quarter of 1999 when compared to 1998's first quarter, increasing by approximately 10%. The increase reflects a combination of improvements in sales in the automotive industry and new business programs procured by the Corporation. Sales of industrial products continue to decline due primarily to the intense pricing competition in the markets served, but also due to reduced production demands during this quarter from major customers in the industrial products area.

The gross margin was 18.3% for the first quarter of 1999 and 16.4% for the first quarter of 1998. The improvement in the gross margin was due to manufacturing efficiency improvements and lower raw material costs.

Selling and warehousing expenses were 3.8% of net sales for the first quarter of 1999 and 3.4% for the first quarter of 1998. The increased costs for 1999 resulted from increased selling-related compensation costs. General and administrative expenses were 4.0% of net sales for the first quarter of 1999 and 3.7% for the first quarter of 1998. The increased costs for 1999 were mainly a result of increased administrative compensation costs and outside professional fees.

Income tax expense was $1.9 million for the first quarter of 1999 and $1.7 million for the first quarter of 1998. The increase in the provision for income taxes resulted from the higher level of pre-tax income for the first quarter of 1999. The Corporation's effective tax rate for the first quarter of 1999 was 38.4% compared to 36.8% for the first quarter of 1998. The increase in the effective rate for the 1999 period is primarily a result of a decrease in recognized income from the joint venture investment, which is recorded net of tax, compared to the first quarter of 1998.

Net other income decreased by approximately $340 thousand compared to the first quarter of 1998. The net decrease resulted from less interest income, due to lower earnings rates on invested funds, and the absence of joint venture earnings in 1999. These earnings were $248 thousand for the first quarter of 1998.


Liquidity and Capital Resources

Operating activities provided net cash of $691 thousand for the first quarter of 1999 compared to net cash provided by operating activities of $2.7 million for the first quarter of 1998. The decline in cash provided by operating activities for the two periods resulted from the greater increase in receivables from December 31, 1998 to March 31, 1999 when compared to the same period for 1998. The increase reflects the increase in sales for the first quarter of 1999 over 1998 and changes in payment terms primarily due to competitive market conditions.




Capital outlay was $1.6 million for the first quarter of 1999 and $2.0 million for the first quarter of 1998. Current capital expenditures are primarily to provide additional capacity and modernize present equipment to produce products for which orders currently exist. Total capital outlay for 1999 is expected to be between $8 and $10 million.

The Corporation has in place a $50 million line of credit to provide capital to finance capital outlay and/or acquisitions.

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

In 1997, the Corporation began an assessment of its potential exposure to business interruption due to Year 2000 computer hardware and software failures. The Corporation's MIS department identified areas of concern and since 1997 has been adressing both the software and hardware issues of concern in relation to Year 2000 readiness. The department identified, tested and modified those systems determined to be susceptible to year 2000 operating failures. At this time virtually all material internal systems have been modified to be Year
2000 compliant.

The Corporation's cost of identifying and modifying programs is expected to have an immaterial effect on future operating results since, for several years, it has had a plan to regularly upgrade the software and hardware for the Corporation's primary operating systems. This plan has caused the systems to be continually reviewed and modified as business conditions warrant. Incremental costs incurred to resolve Year 2000 issues are expected to be less than $500,000. Any additional costs to be incurred are expected to be immaterial.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation currently does not have market risk sensitive instruments.



































                        PART II.   OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of O'Sullivan Corporation was held on April 28, 1999, for the purpose of electing a board of directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected.


                            Proxy Vote    Proxy Vote   Proxy Vote
Name of Director               For          Against      Abstain
-----------------           ----------      -------      -------
C. Hugh Bloom, Jr.          12,736,379        1,300       36,430
Arthur H. Bryant, II        12,717,893       19,786       36,430
John C. O. Bryant           12,734,842        1,000       38,267
Robert L. Burrus, Jr.       12,733,911        3,768       36,430
John S. Campbell            12,737,459          220       36,430
Max C. Chapman, Jr.         12,737,479          200       36,430
James T. Holland            12,732,930        2,912       38,267
R. Michael McCullough       12,735,515          327       38,267
Stephen P. Munn             12,737,352          327       36,430
Timothy J. Sandker          12,736,252        1,427       36,430
Leighton W. Smith, Jr.      12,734,415        1,427       38,267


The proposal for approving Yount, Hyde and Barbour, P.C. as independent auditors for 1999 was approved by the following proxy vote:

                For         12,737,218
                Against         18,061
                Abstain         18,830


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27 Article 5 of Regulation S-X, Financial Data
                Schedule for the first quarter, 1999 Form 10-Q.


         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.















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

May 12, 1999