Form 10-Q
period 1999-06-30
OSULLIVAN CORP
filed 1999-08-13
CIK 75072

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                  FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

                                      Or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        Commission file number 1-4438

                           O'SULLIVAN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Virginia                                      54-0463029
-------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

       1944 Valley Avenue
           PO Box 3510
      Winchester, Virginia                                  22601
      ---------------------                              ----------
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

As of July 31, 1999 there were 15,594,687 shares of Common Stock, Par Value $1, outstanding.









                       PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                  O'SULLIVAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                             June 30,     December 31,
                                              1999            1998
                                           (Unaudited)
ASSETS                                    -------------   -------------
Current Assets
  Cash and cash equivalents               $  34,247,740   $  35,361,408
  Receivables                                30,913,805      26,285,798
  Inventories                                24,937,903      23,411,945
  Deferred income tax assets                  1,751,000       1,307,151
  Other current assets                          881,266       2,379,394
                                          -------------   -------------
     Total current assets                 $  92,731,714   $  88,745,696
                                          -------------   -------------
Property, Plant and Equipment             $  45,624,742   $  45,039,233
                                          -------------   -------------
Other Assets                              $   9,004,971   $   9,114,073
                                          -------------   -------------
     Total assets                         $ 147,361,427   $ 142,899,002
                                          =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                        $  12,072,359   $  11,187,082
  Accrued expenses                            7,718,932       6,435,752
                                          -------------   -------------
     Total current liabilities            $  19,791,291   $  17,622,834
                                          -------------   -------------
Other Long-Term Liabilities               $   6,042,152   $   6,254,471
                                          -------------   -------------
Deferred Income Tax Liabilities           $   1,148,469   $   1,429,370
                                          -------------   -------------
Commitments and Contingencies             $       -- --   $       -- --
                                          -------------   -------------
Stockholders' Equity
  Common stock, par value $1.00 per share;
    authorized 30,000,000 shares          $  15,594,687   $  15,594,982
  Additional paid-in capital                  1,408,029       1,410,372
  Retained earnings                         103,619,473     100,829,647
  Accumulated other comprehensive income       (242,674)       (242,674)
                                          -------------   -------------
     Total stockholders' equity           $ 120,379,515   $ 117,592,327
                                          -------------   -------------
     Total liabilities and
       stockholders' equity               $ 147,361,427   $ 142,899,002
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.






                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                              For The Three Months
                                                 Ended June 30,
                                          -----------------------------
                                               1999            1998
                                          -------------   -------------

Net sales                                 $  47,050,424   $  42,142,539
Cost of products sold                        38,185,164      34,339,421
                                          -------------   -------------

     Gross profit                         $   8,865,260   $   7,803,118
                                          -------------   -------------
Operating expenses
  Selling and warehousing                 $   1,582,289   $   1,496,314
  General and administrative                  1,698,029       1,672,586
  Allowance for doubtful accounts               500,000           -- --
  Transaction fees pursuant to tender
    offer for common stock of
    O'Sullivan Corporation                      385,460           -- --
                                          -------------   -------------
                                          $   4,165,778   $   3,168,900
                                          -------------   -------------

Income from operations                    $   4,699,482   $   4,634,218
                                          -------------   -------------
Other income
  Interest income                         $     399,953   $     528,778
  Other, net                                     (2,724)        239,323
                                          -------------   -------------
                                          $     397,229   $     768,101
                                          -------------   -------------
Income from continuing operations
  Before income taxes                     $   5,096,711   $   5,402,319

Income taxes                                  2,383,606       1,949,584
                                          -------------   -------------

Income from continuing operations         $   2,713,105   $   3,452,735

Loss from discontinued operations,
  Net of taxes                                 (483,627)          -- --
                                          -------------   -------------

     Net income                           $   2,229,478   $   3,452,735
                                          =============   =============









                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                (Continued)

                                              For The Three Months
                                                 Ended June 30,
                                          -----------------------------
                                               1999            1998
                                          -------------   -------------

Net income (loss) per common share,
  Basic and diluted:

    Net income per common share from
      continuing operations               $         .17   $         .22

    Net (loss) per common share from
      discontinued operations                      (.03)          -- --
                                          -------------   -------------
Net income per common share               $         .14   $         .22
                                          =============   =============

Dividends per common share                $         .08   $         .08
                                          =============   =============

Average shares outstanding                   15,594,759      15,718,170
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.



























                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                              For The Six Months
                                                 Ended June 30,
                                          -----------------------------
                                               1999            1998
                                          -------------   -------------

Net sales                                 $  89,939,290   $  84,088,823
Cost of products sold                        73,226,713      69,421,260
                                          -------------   -------------

     Gross profit                         $  16,712,577   $  14,667,563
                                          -------------   -------------
Operating expenses
  Selling and warehousing                 $   3,200,519   $   2,923,976
  General and administrative                  3,409,614       3,205,761
  Allowance for doubtful accounts               500,000           -- --
  Transaction fees pursuant to tender
    offer for common stock of
    O'Sullivan Corporation                      385,460           -- --
                                          -------------   -------------
                                          $   7,495,593   $   6,129,737
                                          -------------   -------------

Income from operations                    $   9,216,984   $   8,537,826
                                          -------------   -------------
Other income
  Interest income                         $     803,297   $   1,037,313
  Other, net                                     39,636         518,810
                                          -------------   -------------
                                          $     842,933   $   1,556,123
                                          -------------   -------------
Income from continuing operations
  before income taxes                     $  10,059,917   $  10,093,949

Income taxes                                  4,291,354       3,676,853
                                          -------------   -------------

Income from continuing operations         $   5,768,563   $   6,417,096

Loss from discontinued operations,
  Net of taxes                                 (483,627)          -- --
                                          -------------   -------------

     Net income                           $   5,284,936   $   6,417,096
                                          =============   =============









                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                (Continued)

                                              For The Six Months
                                                 Ended June 30,
                                          -----------------------------
                                               1999            1998
                                          -------------   -------------
Net income (loss) per common share,
  Basic and diluted:

    Net income per common share from
      continuing operations               $         .37   $         .41

    Net (loss) per common share from
      discontinued operations                      (.03)          -- --
                                          -------------   -------------
Net income per common share               $         .34   $         .41
                                          =============   =============

Dividends per common share                $         .16   $         .16
                                          =============   =============

Average shares outstanding                   15,594,855      15,730,572
                                          =============   =============

The accompanying notes are an integral part of the consolidated financial statements.




























                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                For The Six Months
                                                   Ended June 30,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------
Cash Flows from Operating Activities
Net income                                  $  5,284,936   $  6,417,096
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                               3,013,550      3,077,400
    Provision for doubtful accounts              500,000         61,250
    Deferred income taxes                       (724,750)      (564,359)
    (Gain) on disposal of assets                 (47,407)      (114,680)
    Unremitted (income) from joint venture         -- --       (430,487)
    Changes in assets and liabilities:
      Receivables                             (5,128,007)    (2,387,932)
      Inventories                             (1,525,958)        24,386
      Other current assets                       854,087      1,400,617
      Accounts payable                           885,277      1,527,602
      Accrued expenses                         1,283,179        136,629
      Other operating assets and
        Long-term liabilities                     16,059         (5,443)
      Postemployment benefits and
        Deferred compensation                   (216,376)      (254,344)
                                            ------------   ------------
Net cash provided by operating activities   $  4,194,590   $  8,887,735
                                            ------------   ------------

Cash Flows from Investing Activities
Purchase of property, plant and equipment   $ (3,580,411)  $ (5,358,834)
Proceeds from disposal of assets                 118,536        725,837
Payments received from non-operating
  notes receivable                                 8,900        250,542
Change in other assets                           642,465       (126,371)
                                            ------------   ------------
Net cash (used in) investing activities     $ (2,810,510)  $ (4,508,826)
                                            ------------   ------------

Cash Flows from Financing Activities
Purchase of common stock                    $     (2,638)  $ (1,451,312)
Cash dividends paid                           (2,495,110)    (2,518,795)
                                            ------------   ------------
Net cash (used in) financing activities     $ (2,497,748)  $ (3,970,107)
                                            ------------   ------------










                   O'SULLIVAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 (Continued)

                                               For The Six Months
                                                  Ended June 30,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------

Increase (decrease) in cash and
  Cash equivalents                          $ (1,113,668)  $    408,802

Cash and cash equivalents at beginning
  of period                                   35,361,408     35,444,138
                                            ------------   ------------
Cash and cash equivalents at end
  of period                                 $ 34,247,740   $ 35,852,940
                                            ============   ============

The accompanying notes are an integral part of the consolidated financial statements.



































                   O'SULLIVAN CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of O'Sullivan Corporation ("O'Sullivan" or "the Corporation") and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have not been included in these statements. These statements should be read in conjunction with the consolidated financial statements notes and other disclosures included in the Corporation's 1998 Annual Report to Stockholders and Form 10-K.

In the opinion of management of the Corporation, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals and adjustments) necessary to fairly present the Corporation's financial position as of June 30, 1999 and December 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998 and the results of its cash flows for the six months ended
June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

Certain amounts for 1998 have been reclassified to reflect comparability with account classifications for 1999.


Note B.  Changes in Control of O'Sullivan

Pursuant to a tender offer commenced on June 8, 1999, TGC Acquisition Corporation ("TGC"), a Virginia Corporation and a wholly owned subsidiary of The Geon Company ("Geon"), a Delaware Corporation, offered to purchase for cash, at a price of $12.25 per share, all outstanding shares of the common stock, par value $1.00 per share, of O'Sullivan.

At the close of the tender period on July 7, 1999, TGC was the holder of record of 13,715,221 shares of O'Sullivan common stock, or 87.9% of the 15,594,687 shares of common stock outstanding at the date of the tender offer. A Special Meeting of Stockholders is scheduled for August 23, 1999 to vote on the approval of the Merger Agreement. Geon has control of a sufficient number of the outstanding shares to insure that the agreement will be approved.

The Merger Agreement contains a provision whereby nine of the eleven directors of O'Sullivan resigned at the change of control. Those directors who resigned were: C. Hugh Bloom, Jr., John C. O. Bryant, Robert L. Burrus, Jr., Max C. Chapman, Jr., James T. Holland, R. Michael McCullough, Stephen P.
Munn, Timothy J. Sandker and Leighton W. Smith, Jr. Arthur H. Bryant II and John S. Campbell remained on the Board of Directors and were joined by William F. Patient, Thomas A. Waltermire, Donald P. Knechtges, V. Lance Mitchell. Gregory L. Rutman, W. David Wilson and John L. Rastetter. The seven new members of the Board are currently Directors and/or employees of Geon.



Note C.  Supplementary Balance Sheet Detail

                                              June 30,     December 31,
                                                1999           1998
                                            ------------   ------------
Receivables
  Trade receivables                         $ 32,148,335   $ 27,008,437
  Less allowance for doubtful accounts         1,234,530        722,639
                                            ------------   ------------
                                            $ 30,913,805   $ 26,285,798
                                            ============   ============
Net receivables from a major automotive customer were $8.0 million at June 30, 1999 and $7.2 million at December 31, 1998.

Inventories
  Finished goods                            $  5,746,822   $  4,971,465
  Work in process                              5,271,281      5,708,598
  Raw materials                                9,898,124      9,110,258
  Supplies                                     4,021,676      3,621,624
                                            ------------   ------------
                                            $ 24,937,903   $ 23,411,945
                                            ============   ============
Property, Plant and Equipment
  Land                                      $  1,572,336   $  1,558,382
  Buildings                                   32,431,041     32,049,426
  Machinery and equipment                     67,530,928     64,357,301
  Transportation equipment                     4,070,760      4,070,761
                                            ------------   ------------
                                            $105,605,065   $102,035,870
  Less accumulated depreciation               59,980,323     56,996,637
                                            ------------   ------------
                                            $ 45,624,742   $ 45,039,233
                                            ============   ============
Accrued Expenses
  Accrued compensation                      $  2,784,755   $  2,590,716
  Employee benefits                            1,075,550      1,090,660
  Dividends payable                            1,245,705      1,245,769
  Other accrued expenses                       2,612,922      1,508,607
                                            ------------   ------------
                                            $  7,718,932   $  6,435,752
                                            ============   ============
Other Long-Term Liabilities
  Deferred compensation                     $  3,812,313   $  4,005,363
  Employee benefits                            1,337,770      1,333,713
  Postemployment benefits                        892,069        915,395
                                            ------------   ------------
                                            $  6,042,152   $  6,254,471
                                            ============   ============


Note D.  Investment in Unconsolidated Joint Venture

Earnings for the three and six months ended June 30, 1998 include $182,965 and $430,487, respectively as the Corporation's share of income from a joint venture in Kiefel Technologies, Inc. ("Kiefel"). During the six-month period ended June 30, 1998 the Corporation owned a 49% equity interest in Kiefel. The investment in Kiefel was sold in its entirety in the fourth quarter of 1998.

Note E.  Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share:
                                             For the Three Months Ended
                                               June 30,       June 30,
                                                 1999           1998
                                              ----------     ----------
Weighted average number of common shares
  used for basic earnings per common share    15,594,759     15,718,170

Effect of dilutive securities:
  Stock options                                   11,687          8,095
                                              ----------     ----------
Weighted average number of common shares
  used for earnings per common share-
  assuming dilution                           15,606,446     15,726,265
                                              ==========     ==========

                                              For the Six Months Ended
                                               June 30,       June 30,
                                                 1999           1998
                                              ----------     ----------
Weighted average number of common shares
  used for basic earnings per common share    15,594,855     15,730,572

Effect of dilutive securities:
  Stock options                                   10,035          7,745
                                              ----------     ----------
Weighted average number of common shares
  used for earnings per common share-
  assuming dilution                           15,604,890     15,738,317
                                              ==========     ==========


At June 30, 1999 there were 301,242 stock options exercisable by Directors and employees. Pursuant to the Merger Agreement between Geon and O'Sullivan, all options will be canceled and the holders will receive a payment equal to the excess of the Merger Consideration price of $12.25 per share over the exercise price of the options. As a result of this provision in the Merger Agreement, all options exercisable at June 30, 1999 were considered in the computation of earnings per share-assuming dilution for the three and six months ended June 30, 1999. Approximately 224,500 shares were not included in computing earnings per common share-assuming dilution for the three and six months ended June 30, 1998 because their effects were antidilutive.


Note F.  Segment Information

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




Note G.  Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

                                                 For The Six Months
                                                   Ended June 30,
                                              -------------------------
                                                  1999          1998
                                              -----------   -----------

Cash payments for interest                    $     -- --   $     -- --
                                              ===========   ===========

Cash payments for income taxes                $ 3,648,177   $ 3,469,088
                                              ===========   ===========


Note H.  Commitments and Contingencies

Legal Matters

The Corporation and its subsidiaries are involved in legal proceedings incidental to their normal business activities. While the outcome of these proceedings cannot be completely predicted, the Corporation does not believe the ultimate resolution of any existing matters will have a material adverse effect on its financial position or results of operations.



Environmental Matters

The Corporation has a policy to pro-actively address its environmental responsibilities. It has made a concerted effort for many years to address potential environmental issues in its manufacturing operations by changing processes and utilizing advanced technologies to remediate environmental matters as they come to management's attention. During the second quarter management was advised of proposed governmental regulations that likely will result in remediation costs in order to comply. Based on this new information management determined that a charge of $850,000 was warranted to cover the probable future costs of the related remediation. It is possible that future events may cause the final costs to exceed the amount accrued. The Corporation may need to revise its estimates as additional information becomes available or as future governmental regulations become effective.


Note I.  Adjustment to Allowance for Doubtful Accounts

O'Sullivan management periodically reviews the financial condition of major customers to determine their credit-worthiness. Based on recent reviews and other knowledge gained of the financial condition of certain customers, management recorded a charge of $500,000 to bad debt expense during the second quarter of 1999.







Note J.  Discontinued Operations

When the Corporation disposed of the former lawn and garden business in 1997, it kept certain non-trade notes receivable. During the second quarter of 1999, the Corporation determined that the issuer of the notes was not likely to pay the amounts due and legal action was initiated. The accompanying financial statements reflect, as a loss from discontinued operations, a charge of $644,041, net of a tax benefit of ($225,414) for the value of the notes receivable. The loss also reflects a charge of $100,000, net of a tax benefit of $35,000) for expenses to withdraw from a former facility occupied by the lawn and garden business.


Note K.  Subsequent Events

The Corporation entered into an agreement during 1998 with Bowles Hollowell Conner ("BHC"), an investment banking institution, to investigate strategic alternatives to increase stockholder value. A provision in that agreement provided that the Corporation would incur an obligation to BHC for a transaction fee in the event of a sale of the Corporation. A fee of $1,918,471 became payable to BHC contingent upon Geon obtaining control of over 70% of the outstanding shares through their tender offer, which did take place by the end of the tender offer on July 7, 1999. The fee was paid to BHC on July 9, 1999, net of prior deposits paid to BHC. The Corporation also agreed to reimburse BHC for out-of-pocket expenses in the amount of $75,316. These costs are included in the transaction fees incurred during the three and six months ended June 30, 1999.

At a meeting of the Board of Directors on July 8, 1999, the Board approved a loan from O'Sullivan to Geon of up to $30 million, to be memorialized in a credit agreement and promissory note between Geon and O'Sullivan and bearing interest at a fluctuating annual rate equal to 1.5% below Citibank, N.A.'s base interest rate. On July 13, 1999 a loan in the amount of $25 million was made by O'Sullivan to Geon at an interest rate of 5.75%.





























                       INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
O'Sullivan Corporation
Winchester, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of O'Sullivan Corporation and Subsidiaries as of June 30, 1999, and the related consolidated condensed statements of income for the three and six month periods ended June 30, 1999 and 1998 and the related consolidated condensed statements of cash flows for the six month periods ended June 30, 1999 and 1998. These condensed financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of O'Sullivan Corporation and Subsidiaries as of December 31, 1998, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1999, we expressed an unqualified opinion on those financial statements based on our audit. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                              /s/   Yount, Hyde & Barbour, P.C.


Winchester, Virginia
August 11, 1999








ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter, 1999 Versus Second Quarter, 1998)

Consolidated net sales for the three months ended June 30, 1999 were $47.1 million compared to $42.1 million for the three months ended June 30, 1998, an increase of 11.6%. The sales increase for the period was due entirely to improved sales of automotive-related products, which increased by approximately 30% over the second quarter of 1998. Automotive-related sales for the second quarter of 1998 were effected by a strike against General Motors that reduced sales by approximately $800,000. Sales of industrial products experienced a decline in sales of 7.8% when compared to the second quarter of 1998.

The gross margin was 18.8% for the three months ended June 30, 1999 and 18.5% for the three months ended June 30, 1998. The gross margin for the 1999 period was reduced by 1.7% due to a charge of $850,000 recorded during the period for environmental remediation expenses. The primary reason for the improved margins before environmental remediation costs was the reduction in effective material costs. Although prices for primary raw materials began increasing during the quarter, manufacturing efficiency measures aided in reducing overall material costs. Gross margins in the second quarter were pressured by marginal increases in labor and employee benefit costs.

Selling and warehousing and general and administrative expenses were substantially similar for the second quarters of both 1999 and 1998. During the second quarter of 1999, the Corporation recorded a charge of $500,000 to the allowance for doubtful accounts based on management's analysis of the financial condition of certain customers of the industrial products group. The Corporation also incurred expenses of $385,460 in connection with the tender offer by Geon for the common stock of O'Sullivan.

The operating margins for the quarter ended June 30, 1999 and 1998 were 10.0% and 11.0%, respectively. Gains from lowered material costs were offset by the charge for environmental remediation and the charges for bad debts and tender offer expenses.

Net other income decreased by $371 thousand for the second quarter of 1999 compared to the second quarter of 1998. The decrease is a combination of reduced interest income and the sale of the joint venture interest in 1998. The joint venture income for the second quarter of 1998 was $183 thousand.

Income tax expense for continuing operations was $2.4 million for the second quarter of 1999 and $1.9 million for the second quarter of 1998. The increase in the income tax expense was a result of higher effective tax rates for both state and federal and from no longer having substantial equity investment income (after-tax) from a corporate joint venture.


Results of Operations (Six Months Ended June 30, 1999 versus Six Months Ended June 30, 1998)

Consolidated net sales were $89.9 million for the six months ended June 30, 1999, an increase of 7.0% from 1998 sales through June 30, 1998 of $84.1 million. The sales increase for the 1999 period is related to the substantial improvement in demand for automotive-related products. Sales of automotive-related products increase by approximately 20% over the first six months of 1998 and, even factoring in the effect of the strike against General Motors in the second quarter of 1998, there were significant improvements in sales of these products reflecting new programs coming into production and continued strong demand for ongoing programs of the major automotive companies. Sales of industrial products declined by 8.5% compared to the first six months of 1998. The decline has resulted from decreased demand from several major customers and the continued pricing pressures in the markets served.

The gross margin was 18.6% through June 30, 1999 compared to 17.4% for the six months ended June 30, 1998. Without the effect of the environmental remediation charge taken in the second quarter of 1999, the rate would have been 19.5%. The gross margin improvement was achieved by lowering effective material costs. These reductions were primarily achieved by improved manufacturing processes and material utilization. Marginally greater costs for labor and employee benefits negated the gains from improved material utilization to a limited degree.

Selling and warehousing expenses were 3.6% and 3.5% of sales for the six months ended June 30, 1999 and 1998, respectively. The increase of $275 thousand was a result of greater compensation and benefit costs. General and administrative expenses increased by $200 thousand from 1998 to 1999. The primary increase in this area was also from compensation and benefit costs. These expenses were 3.8% of sales for the six months ended June 30 of both 1999 and 1998. Reference should be made to the Second Quarter analysis included earlier for the discussion of the addition to the allowance for doubtful accounts and the costs incurred for the tender offer for the common stock of O'Sullivan.

The operating margin was 10.2% for both periods. Gross margin improvements in the 1999 period from improved material costs were offset by additional operating charges recorded for bad debts and tender offer fees, along with the charge for environmental remediation.

Other income through June 30, 1999 decreased by $713 thousand when compared to the similar period for 1998. The 1998 period included net income from a joint venture of $431 thousand. Interest income declined due to reduced levels of invested funds as well as lower rates of return.

The effective tax rate for continuing operations increased from 36.4% for the six months ended June 30, 1998 to 42.6% for the similar period for 1999. As described in the Second Quarter analysis, the increase in the income tax expense can be attributed to higher effective state and federal tax rates and from no longer having the after-tax equity investment income from a corporate joint venture. Income tax expense for continuing operations was $4.3 million and $3.7 million for the six months ended June 30, 1999 and 1998, respectively.


Liquidity and Capital Resources

The Corporation's operating activities provided net cash of $4.2 million for the first six months of 1999 compared to net cash provided by operating activities of $8.9 million for the first six months of 1998. Both fiscal periods experienced comparable levels of net income and depreciation expense. Working capital requirements for the six months ended June 30, 1999 were significantly higher to support the sales increases experienced during the first six months of 1999.

Net cash used in investing activities decreased by $1.7 million for 1999 compared to 1998. Capital outlay decreased by $1.8 million over 1998. The major capital improvement programs that had been ongoing since the beginning of 1998 were substantially completed during the first quarter of 1999. Current capital expenditures are generally being made to provide additional capacity and modernize equipment to produce products for which orders currently exist. Total capital outlays for 1999 are expected to be between $8 and $10 million.

Net cash used in financing activities decreased by $1.5 million due to the decline in the amount of common stock acquired under the Corporation's Stock Repurchase Plan.

At June 30, 1999 the Corporation had in place a $50 million line of credit that was uncommitted. The banking institution providing the line of credit canceled the credit line on July 8, 1999 upon the change of control.

Management believes that net cash flow from operating activities and available financing capabilities of The Geon Company will be adequate to meet the Corporation's normal funding requirements for working capital and capital expenditures for the remainder of 1999.


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

In 1997, the Corporation began an assessment of its potential exposure to business interruption due to Year 2000 computer hardware and software failures. The Corporation's MIS department identified areas of concern and since 1997 has been addressing both the software and hardware issues of concern in relation to Year 2000 readiness. The department identified, tested and modified those systems determined to be susceptible to Year 2000 operating failures. At this time virtually all material internal systems have been modified to be Year 2000 compliant. Management believes that by September 30, 1999 all final testing and modifications will be materially completed.







The Corporation's cost of identifying and modifying programs is expected to have an immaterial effect on future operating results since, for several years, it has had a plan to regularly upgrade the software and hardware for the Corporation's primary operating systems. This plan has caused the systems to be continually reviewed and modified as business conditions warrant. Incremental costs incurred to resolve the Year 2000 issues are expected to be less than $500,000. Any additional costs to be incurred are expected to be immaterial.

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

















                        PART II.   OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits


            27 Article 5 of Regulation S-X, Financial Data Schedule for the Second Quarter, 1999 Form 10-Q.



        (b) Reports on Form 8-K

            Form 8-K filed on June 2, 1999 announcing a transaction pursuant to which The Geon Company will acquire O'Sullivan Corporation.

            Form 8-K filed on July 20, 1999 reporting a change in control of O'Sullivan Corporation.










































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



                            O'SULLIVAN CORPORATION



                           /s/ John S. Campbell
                           -------------------------------------
                           John S. Campbell
                           President and Chief Executive Officer


                           /s/ C. Bryant Nickerson
                           -------------------------------------
                           C. Bryant Nickerson
                           Chief Financial Officer, Assistant
                           Treasurer and Assistant Secretary

August 13, 1999